Form 10QSB
period 1995-10-01
PHOENIX MEDICAL TECHNOLOGY INC
filed 1995-11-14
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1995, or
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to       .
                                                            --------   ------

Commission File No. 0-13401


                      PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
      (exact name of small business issuer as specified in its charter)


       Delaware                                                 31-092-9195
------------------------------                             ---------------------
  (State or other jurisdic-                                  (I.R.S. Employer
    tion of incorporation                                   Identification No.)
      or organization)

U.S. Hwy. 521 West, Andrews, South Carolina                         29510
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

                                 (803)221-5100
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X     No
                                                               -------    ------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes   X         No
                                                   -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                1,963,563
                                   --------------------------------
                                   (Outstanding at October 1, 1995)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS
                     October 1, 1995 and December 31, 1994

                                                                                     October 1           December 31
                                                                                       1995                  1994
                                                                                    (Unaudited)                *
--------------------------------------------------------------------------------------------------------------------
                                                          ASSETS
Current assets:
  Cash                                                                             $    97,682          $     46,419
  Receivables                                                                        1,563,998             1,544,337
  Inventories (Note 2)                                                               1,263,384               934,421
  Prepaid expenses                                                                      60,963                96,182
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                              2,986,027             2,621,359
--------------------------------------------------------------------------------------------------------------------

Operating property, plant and equipment
   - at cost                                                                        11,651,825            11,618,088
Less accumulated depreciation                                                       (7,615,116)           (7,294,268)
--------------------------------------------------------------------------------------------------------------------
   Net operating property, plant and equipment                                       4,036,709             4,323,820
--------------------------------------------------------------------------------------------------------------------
Nonoperating equipment, net                                                            751,008               751,008
Other assets, net                                                                      341,306                97,830
--------------------------------------------------------------------------------------------------------------------
   Total assets                                                                    $ 8,115,050          $  7,794,017
====================================================================================================================

                                    LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                            $ 1,315,115          $    818,656
  Current portion of long term debt                                                    168,919               143,196
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         1,484,034               961,852
--------------------------------------------------------------------------------------------------------------------
Long term debt                                                                       3,887,892             8,871,095
Other liabilities                                                                    1,188,475             1,509,963
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                 6,560,401            11,342,910
--------------------------------------------------------------------------------------------------------------------
Shareholders' investment (deficit):
  Shares issued and outstanding:
    1,963,563 shares 10/1/95 and 12/31/94                                              196,356               196,356
  Paid-in capital                                                                    7,224,503             7,224,503
  Warrant                                                                            1,235,184                   -0-
  Deficit                                                                           (7,101,394)          (10,969,752)
--------------------------------------------------------------------------------------------------------------------
   Total shareholders' investment (deficit)                                          1,554,649            (3,548,893)
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders'
     investment (deficit)                                                          $ 8,115,050          $  7,794,017
====================================================================================================================

* Condensed from audited financial statements.
See accompanying notes to unaudited condensed financial statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                           Oct 1, 1995      Oct 2, 1994     Oct 1, 1995     Oct 2, 1994
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 3,415,429      $ 2,979,878     $10,107,682    $ 9,891,980

Operating expenses:
 Cost of goods sold                                          (3,070,552)      (2,586,415)     (9,172,291)    (8,557,225)
 Selling, and administrative expense                           (394,867)        (406,791      (1,216,786)    (1,230,542))
------------------------------------------------------------------------------------------------------------------------

(Loss) Income from operations                                   (49,990)         (13,328)       (281,395)       104,213

Other expense and income:
 Interest expense, net                                         (138,169)        (186,984)       (470,522)      (499,741)
 Miscellaneous income, net                                          545              398           1,433          3,590
-----------------------------------------------------------------------------------------------------------------------

Loss before reorganization and
  extraordinary items                                          (187,614)        (199,914)       (750,484)      (391,938)

Reorganization items
 U.S. Trustee fees                                                  -0-              -0-             -0-         (5,001)
 Other                                                              -0-              -0-             -0-         (3,973)
------------------------------------------------------------------------------------------------------------------------

 Loss before extraordinary items                               (187,614)        (199,914)       (750,484)      (400,912)

Extraordinary items:
 Gain on debt discharge                                             -0-              -0-       4,618,842      1,131,726
-----------------------------------------------------------------------------------------------------------------------

Net (loss) income                                           $  (187,614)     $  (199,914)    $ 3,868,358    $   730,814
=======================================================================================================================


Earnings (Loss) per share:
 Loss before extraordinary items                            $     (0.10)     $     (0.10)    $     (0.38)   $     (0.20)
 Extraordinary items                                                -0-              -0-            2.35           0.58
-----------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share                               $     (0.10)     $     (0.10)    $      1.97    $      0.38
=======================================================================================================================

Weighted average shares outstanding used
 to compute earnings (loss) per share                         1,963,563        1,963,563       1,963,563      1,963,563

See accompanying notes to unaudited condensed financial statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               NINE MONTHS ENDED
                                                                           Oct 1, 1995   Oct 2, 1994
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                               $ 3,868,358  $   730,814

  Adjustments to reconcile net income to net cash
   used in operating activities:
  Depreciation and amortization                                                331,057      391,616
  Extraordinary item: Gain on debt discharge                                (4,618,842)  (1,131,726)
  Changes in assets and liabilities:
   Increase in receivables                                                     (19,661)    (526,128)
   Increase in inventories                                                    (328,963)     (79,261)
   Decrease (Increase) in prepaid expenses                                      35,219      (96,558)
   Increase in other assets                                                   (253,685)         -0-
   Increase in accounts payable, accrued
    liabilities and other liabilities                                          706,740      544,691
---------------------------------------------------------------------------------------------------

Net cash used in operating activities                                         (279,777)    (166,552)
---------------------------------------------------------------------------------------------------


Cash flows from investing activities:
  Additions to property, plant and equipment                                   (33,737)    (107,592)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase of line of credit                                                   413,308      375,059
  Addition of notes payable                                                     50,000          -0-
  Reduction of long term debt                                                  (98,531)    (141,535)
---------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      364,777      233,524
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                 51,263      (40,620)
Cash at beginning of period                                                     46,419      142,666
---------------------------------------------------------------------------------------------------
Cash at end of period                                                      $    97,682  $   102,046
===================================================================================================
Cash paid during the period for interest                                   $   305,457  $   309,797
===================================================================================================

Supplemental schedule of noncash investing
   and financing activities:
  Conversion of accrued expenses to long term debt                         $   531,769  $   925,245
  Conversion of long term debt to warrant                                  $ 1,235,184          -0-
===================================================================================================

See accompanying Notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


      1.    General

            The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Company's Form 10-KSB Annual Report to the Securities and Exchange Commission for the year ended December 31, 1994.

            In the opinion of the management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

            In August 1991, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company's Plan of Reorganization was approved by the Bankruptcy Court on February 7, 1994. The case was closed by the court on November 22, 1994 and on March 29, 1995 the Company completed a refinancing of its outstanding debt. This debt refinancing is discussed in the Form 10-KSB for the year ending December 31, 1994 and in the Form 10-QSB for the quarter ended April 2, 1995. The Company recognized a $1,131,726 gain on debt discharge during the first quarter of 1994 resulting from the approved Plan of Reorganization and in the first quarter of 1995 the Company recognized a $4,618,842 gain on debt discharge resulting from the refinancing of its debt.

            The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern that presume the realization of assets and the settlement of liabilities in the ordinary course of business, rather than through a process of forced liquidation. Accordingly, the statements do not purport to present the liquidation values of all assets or the settlement amounts of all liabilities should the Company be unable to continue as a going concern.

      2.    Inventories

            Inventories at October 1, 1995 and December 31, 1994 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the last-in, first-out (LIFO) method.

                                               Oct 1, 1995            Dec 31, 1994
                                               -----------            ------------
            Raw Materials                       $  565,955              $559,288
            Work-in Process                         12,681                 7,526
            Finished Goods                         684,748               367,607
                                                ----------              --------

                                                $1,263,384              $934,421
                                                ==========              ========


      3.    Earnings

            Earnings per share for the quarters ended October 1, 1995 and December 31, 1994 were based on the weighted average number of common shares outstanding, 1,963,563 for each period.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Overview

      Results for the quarter ended October 1, 1995 were encouraging as sales were 14.6% greater than in the similar quarter of 1994. Vinyl glove sales which, prior to the second quarter of 1995 had been declining year to year, were 10.2% greater than in the prior year's third quarter and 2.2% greater for the nine months versus the prior year 9 month period.

      Net sales for the quarter ended October 1, 1995, were $3,415,000, an increase of $435,000 over the prior year similar quarter. The Company's order receipt during the third quarter exceeded shipments, increasing the order backlog, but delivery schedules were met on a timely basis. October 1995 order receipt also exceeded shipments and some overtime was scheduled to maintain good service levels.

      The Company's strategy to concentrate its sales efforts in the contamination control markets of electronics, pharmaceuticals, medical device and food processing industries is yielding positive sales results. Latex glove sales into this market segment were up 28.3% and vinyl glove sales into the same market segment were up 16.6% in the 1995 third quarter versus the 1994 third quarter.

      During the third quarter, the Company was granted thirty day terms by several more of its major suppliers. Still, the Company is required to pay cash at the time of order for many materials and supplies. The Company's bank credit facility does not advance on inventories of packaging supplies (boxes, cartons, plastics), a substantial cost item for the Company. For these reasons, inventory control and cash management are, even more than usual, critical tasks for the Company. Professional fees related to maintenance of the Company's Bank credit facility used $9,000 of cash during the third quarter of 1995.

      On February 24, 1994, the Company was awarded a contract to supply latex examination gloves to the U.S. Department of Defense ("DOD"). The multi year contract included annual price increases. Immediately prior to the end of the first year of the contract, the DOD ordered a quantity of gloves to supply their second year's requirement at first year prices, an action permissible under the contract. Raw material costs escalated more than 50% between February 1994 and February 1995, resulting in the additional quantity being produced at a net loss to the Company. The contract quantity was completed in October 1995. The loss on the contract was $170,000 during 1995, including $52,000 during the third quarter. The DOD contract represented 9.0% and 8.6% of the Company's sales for the nine months and third quarter, respectively, of 1995 and 22.7% and 27.7% of the Company's loss in the respective periods. DOD contract second and third year prices would be profitable to the Company at current manufacturing costs.

RESULTS OF OPERATIONS

      Net sales for the third quarter of 1995 were $3,415,000, 14.6% greater than for the similar quarter of 1994. Latex glove sales were up 30.0% versus the year ago similar period and vinyl glove sales were up 10.2% over the year ago period. Powder-free or contamination control latex and vinyl gloves, the Company's marketing concentration, were 57.1% and 59.4% of total glove sales in the third quarter.

      Net sales for the nine months ended October 1, 1995, were $10,107,000 as compared to $9,892,000 for the nine months ended October 2, 1994. During the 1995 period, 95.1% of sales were glove sales versus 93.7% in the 1994 nine month period. Skin drape sales were 23.1% less in the 1995 period as a result of the completion of a large government contract during the 1994 period.

      Gross margin for the third quarter of 1995 was $345,000 versus $393,000 in the prior year quarter. (See Overview above for discussion of DOD contract sales and impact on profits.) Latex and plastics raw materials costs began to decline with October 1995 purchases. Prior to the decreases, latex material costs had increased 56% over August/September 1994 costs, and plastics materials costs had increased 23% over the period. Cost increases on paper products (packaging materials) have not yet leveled off nor begun to decline with costs up more than 25% over 1994 costs. Over capacity in the world glove market has made it impossible for the Company to increase selling prices adequately to offset cost increases. Over the nine months, average latex glove prices increased just 1%, including DOD Contract prices, and vinyl glove prices increased an average of 4.2%. The Company is effectively a single product manufacturer and is vulnerable to market and cost swings. Materials costs represent approximately 33% of the total cost of manufacturing latex and vinyl gloves.

      In the quarter ended October 1, 1995, Selling and Administrative ("S&A") expenses were $395,000, 11.6% of sales. This compares with $407,000, 13.7% of sales in the prior year third quarter. Selling expense was $180,000, 5.3% of sales versus $194,000, 6.5% of sales a year ago. The decrease resulted from lower expenditures for advertising and travel.

      A net loss of $188,000 was incurred during the third quarter of 1995, versus a net loss of $200,000 in the similar quarter one year ago. Net income for the nine months of 1995 was $3,868,000, which included an extraordinary gain of $4,619,000 from the discharge of debt. In the similar period of 1994, net income was $731,000, which included an extraordinary gain of $1,132,000 from the discharge of debt.

LIQUIDITY AND CAPITAL RESOURCES

      During the quarter ended October 1, 1995, cash provided by operations was $146,000 and the sum of accounts receivable and inventories decreased $2,000. Financing activities used $77,000 of cash. Capital expenditures were $10,000 during the quarter ended October 1, 1995.

      At the end of the third quarter of 1995, the loan balance of the Company's working capital credit facility was $1,746,000. Management believes the available credit on the $2,650,000 facility and cash from operations will be sufficient to meet its near term cash needs.

                         PART II - OTHER INFORMATION

                      PHOENIX MEDICAL TECHNOLOGY, INC.

Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.

Item 6. Exhibits and Reports on Form 8-K.

a.   Exhibit 27 filed with electronic submission only.

b.   No Reports on Form 8-K were filed during the quarter ended October 1, 1995.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOENIX MEDICAL TECHNOLOGY, INC.



                                       BY: /s/ Edward W. Gallaher, Sr.
                                           ---------------------------
                                              Edward W. Gallaher, Sr.
                                              PRESIDENT AND TREASURER



                                       BY: /s/ DELORES P. WILLIAMS
                                           ------------------------
                                              DELORES P. WILLIAMS
                                              CONTROLLER


DATE: November 7, 1995
      ----------------