Form 10KSB
period 1995-12-31
PHOENIX MEDICAL TECHNOLOGY INC
filed 1996-04-12
CIK 745167

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

(Mark One)
/x/    Annual Report Under Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995 or

/ /    Transition Report Under Section 13 or 15 (d) of the
       Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________

                       Commission File Number 0-13401
                                              -------

                      PHOENIX MEDICAL TECHNOLOGY, INC.
- --------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

            Delaware                                     31-092-9195
- ---------------------------------           ------------------------------------
    (State or other jurisdic-                          (I.R.S. Employer
      tion of incorporation                           Identification No.)
         or organization)

           Route 521 West
            P.0. Box 346
      Andrews, South Carolina                               29510
- ---------------------------------           ------------------------------------
       (Address of principal                              (Zip Code)
         executive offices)

Issuer's telephone number:  (803) 221-5100

Securities registered under Section 12(b) of the Exchange Act:
                                    None

Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, without par value
                       -------------------------------
                               Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                             No
                     ---                               ---

The issuer is unable to state the aggregate market value of shares of the issuer's no par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of a specified date within 60 days prior to the date of filing. There has been no active trading market in the Registrant's Common Stock since April 1991. Beginning in the year ended December 31, 1995, there have been sporadic bid and asked quotations for the Common Stock generally at the level of 1/8 bid and 5/8 asked. Based on these quotations the aggregate market value of shares of the Common stock held by non-affiliates, as of March 15, 1996, would be $647,093.

The Registrant's revenues for the fiscal year ended December 31, 1995 were $13,644,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes  X   No
                                                   ---     ---

The number of issued and outstanding shares of the issuer's no par value Common Stock, its only outstanding class of Common Stock, as of February 29, 1996 was 1,963,563.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

Items incorporated by reference:  None

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

                 The Registrant was organized as an Ohio corporation under the name "Phoenix Glove Company" in March 1978 and commenced vinyl glove manufacturing operations on a limited basis in February 1979. In January 1984 the Registrant reincorporated as a Delaware corporation and changed its name to Phoenix Medical Technology, Inc. All references in this Report to the "Registrant" are to Phoenix Medical Technology, Inc. and its predecessor unless otherwise indicated by the context.

                 On August 2, 1991, the Registrant filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of South Carolina. On February 7, 1994, the Registrant's Plan of Reorganization was confirmed by the Bankruptcy Court. The Registrant's business operations and marketing efforts are hampered by the Registrant's poor financial condition. On March 29, 1995, the Registrant completed a refinancing of its outstanding debt with NationsBank, N.A. (Carolinas). See the discussion under "LEGAL PROCEEDINGS" below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6, Part II of this Report.

                 The Registrant primarily manufactures and markets single use gloves for use in various applications where clean, protective handcovers are important, such as the medical market, beauty and barber shops, food processing, electronics and computer assembly, photo finishing and janitorial services. The Registrant historically has manufactured only vinyl gloves. In the first quarter of 1989 the Registrant also began to manufacture latex gloves. Because of adverse market conditions, the Registrant's only latex machine did not operate from October 1990 to December 16, 1991.

         During 1995 five of the Registrant's six glove making machines operated. Not all five machines operated continually, but four machines generally operated 24 hours per day on a five-day a week basis. The Registrant's vinyl and latex glove manufacturing facilities operated at approximately 56% and 59% of its five-day capacity, respectively, in 1995.

                 The Registrant also manufactures a line of surgical adhesive drapes and a limited line of other single use medical items. During the second quarter of 1990, the Registrant began to manufacture a new Microban(R) antimicrobial surgical drape. The Registrant sold its surgical drape assets in March of 1996. See "Sale of Surgical Drape Assets" below.

                 The Registrant markets its products primarily to medical and industrial supply companies. These supply companies frequently resell the Registrant's products under their private labels. The Registrant has focused on serving these supply companies as an independent product source and generally does not make direct sales to end users.

MEDICAL MARKET

                 Initially the Registrant sold only vinyl gloves to the medical market, but began selling latex gloves also in 1989. Because of changes in the market the Registrant elected to discontinue vinyl glove sales to the medical market in March 1993. In 1995, 56% of the Registrant's latex glove sales were to the medical market. The Registrant sells its surgical drapes and scrub and prep sponges exclusively to the medical market.

                 In the medical market, the Registrant sells its products principally to medical supply companies, which generally resell the Registrant's products under their private labels. The Registrant serves medical supply companies as an independent product source without making direct sales to their customers. The Registrant's major competitors generally sell their products directly to end users.

NON-MEDICAL MARKET

                 The non-medical glove market is comprised of industries in which clean, protective handcovers are important for employee health and safety or to protect the integrity of the manufacturing process. For example, the Registrant sells vinyl gloves to distributors that supply beauty and barber shops, safety supply companies, food processors, photo finishing businesses, janitorial supply companies and the electronics and computer assembly and service industries. Law enforcement agencies are also emerging as a new market for protective handcovers. Gloves sold to the non-medical market are primarily vinyl gloves.

                 Since 1983, the Registrant has been increasing its marketing efforts in the sale of vinyl gloves to the non-medical market, which is more fragmented and less price competitive than the medical market and presents opportunities for more favorable margins. The Registrant's principal competitors, which are large medical products companies, have generally focused their marketing efforts on large hospital chains and associations, rather than the non-medical market. The Registrant's ability to compete effectively in the non-medical market is enhanced by its willingness to provide products under private labels for independent distributors, to develop custom packaging to meet a distributor's requirements, and to fill orders on an immediate basis.

DESCRIPTION OF PRODUCTS

                 Single Use Gloves. Vinyl and latex gloves are single use protective handcovers which are generally worn once and discarded. They are ambidextrous (the same glove fits either hand). Vinyl gloves range in size from extra-small to extra-large and latex gloves range in size from small to large.

                 The gloves are used in applications in which hand-contour, tactile sensitivity, flexibility and a reduction of the risk of contamination and disease transfer are important. The Registrant's vinyl and latex glove lines include sterile, non-sterile, and powder free gloves. Sterile gloves are used primarily for invasive medical procedures and in sterile laboratory environments, while non-sterile gloves are used for other medical procedures as well as in non-medical applications, such as beauty and barber shops, food processing, janitorial services, photo finishing and for consumer use. Powder free gloves are used primarily in non-medical applications such as in the electronics and computer manufacturing industries and other "clean-room" environments.

                 The Registrant has pending an application to the Food and Drug Administration ("FDA") for approval to market a new line of antimicrobial vinyl gloves which incorporate the antimicrobial substance Microban(R) into the glove. The Registrant has an exclusive license in the United States and Canada for the use of Microban(R) in its gloves. The Registrant's application has been pending since December 1991 and is still active. The Registrant filed requested substantiating technical data with the FDA during March of 1996.

                 For many applications either latex or vinyl gloves may be used. Latex gloves stretch and are deemed more appropriate for use with small instruments or other applications where a tight fit is important. Vinyl gloves are appropriate in applications where maximum retention of the user's feel is important and a snug fit is not important. Latex gloves historically have been more expensive than vinyl gloves. However, during 1990 latex glove prices declined substantially to the point where latex glove prices were less than or equal to vinyl glove prices. This price relationship continued through 1995.

                 The Registrant offers its gloves in a variety of packages depending upon the intended end use. Gloves are sold in flat packs, dispenser packs, resealable bags and heat-sealed pouches. Flat packs are taped bundles of 100 gloves which are generally sold to customers who repackage them in various containers or in combination with other products for resale. Dispenser packs contain up to 100 gloves and are similar to facial tissue boxes. Dispenser packs for medical uses are generally sold to medical supply companies which market them under private labels. Dispenser packs which are not resold under a customer's private label are marketed under the Registrant's name when sold for medical uses, and under the tradename "Sup-pli Line" when sold for non-medical uses. Sterile gloves are sold in dispenser boxes containing heat-sealed pouches with one or two gloves in each pouch. The Registrant uses an outside contractor to sterilize the gloves after they have been packaged for sale.

                 Vinyl gloves accounted for 60.9%, 57.9% and 59.8% of the Registrant's total sales in 1993, 1994 and 1995, respectively. Latex gloves accounted for 33.1%, 35.6% and 35.4% of the Registrant's total sales in 1993, 1994 and 1995, respectively.

                 Surgical Drapes and Related Products. Surgical drapes are body surface covers used to maintain a sterile field during medical procedures. The Registrant's drapes, which generally are made of polyethylene film, are produced in various configurations including incise, aperture and towel drapes. Incise drapes are designed for making incisions directly through the drape. Aperture drapes have an opening which is positioned around the operative site. Towel drapes are applied with an adhesive backing along the operative site to enhance protection of the prepared surgical area. Until 1993, one customer accounted for a substantial portion of the Registrant's surgical drape sales. In 1993, an additional major customer was added which accounted for 27% of surgical drape purchases. Surgical drapes accounted for 4.6%, 4.8% and 3.7% of total sales in 1993, 1994 and 1995, respectively. The Registrant also manufactures scrub and prep sponges for the medical market. Sales of these products accounted for less than 3% of total sales in 1993, 1994 and 1995. The Registrant sold its surgical drape assets in March of 1996. See "Sale of Surgical Drape Assets" below.

MANUFACTURING OPERATIONS

                 Vinyl glove manufacturing requires control in the formulation of liquid vinyl, as well as in the dipping, molding and curing of the gloves at specified temperatures. Gloves are manufactured on long, integrated, continuous process machines. The Registrant currently has five vinyl glove machines. The Registrant began manufacturing vinyl gloves on a six and two-thirds day week, three-shift production schedule in the third quarter of 1987. Since 1989, because of an oversupply of vinyl gloves, the Registrant has manufactured gloves on a five-day a week schedule with frequent periods of time when one or more of the Registrant's machines was not operating. One of the Registrant's vinyl glove machines will require up to $200,000 of upfitting to make it operational.

                 Latex glove manufacturing is similar to that of vinyl gloves. The primary difference between the two processes is that latex gloves go through a multiple dip process while vinyl gloves go through a single dip process. The Registrant's latex glove machine has a capacity of approximately 59% of the Registrant's total vinyl glove manufacturing capacity. The latex machine operated at approximately 55% of its five-day a week capacity during 1995.

                 The manufacturing process for surgical drapes involves the layout and cutting of sheets of polyethylene film into various sizes and configurations. Adhesive transfers are applied to the drapes before they are individually packaged in heat-sealed pouches. The Registrant sold its surgical drape assets in March of 1996. See "Sale of Surgical Drape Assets" below.

                 The Registrant places great emphasis upon controlling the quality of its products. Quality control procedures include the testing of statistical samples of products every 30 minutes to assure conformance to certain specifications.

                 The Registrant believes that its manufacturing equipment generally uses state-of-the-art technology.

MARKETING AND DISTRIBUTION

                 The Registrant conducts its marketing activities through a network of 25 manufacturers' representatives and its President who assists those representatives and is responsible for the Registrant's direct selling efforts and export sales. Approximately half of the Registrant's sales are either direct or export sales. The manufacturers' representatives market the Registrant's products primarily to medical supply and industrial supply distributors.

                 The major portion of the Registrant's products are shipped within 30 days after being ordered; the remainder of its orders are placed from three to nine months in advance of the requested delivery date. Advance orders are not considered firm until the customer issues a release for shipment, so backlog is not necessarily indicative of the Registrant's level of business activity. The Registrant's backlogs at the end of 1993, 1994 and 1995 were $315,000, $230,000 and $483,000, respectively. The 1995 backlog reflects a 10-day service level, the norm for the industry. The backlog figures are based on firm orders to be filled over the subsequent four weeks.

MAJOR CUSTOMERS

                 The Registrant's five largest customers accounted for approximately 28.9% of sales in 1995. No customer individually accounted for more than 10% of total sales in 1994.

RAW MATERIALS

                 The primary raw materials used in the manufacturing of vinyl gloves are PVC resin (a granular polymer) and plasticizer, both of which are petrochemicals and in adequate supply from several sources. The primary raw materials used in the manufacture of surgical drapes are polyethylene film, adhesive and release paper. Adequate supplies of these raw materials are available from several sources. The primary raw material for latex gloves is natural latex, which is available in adequate supply.

COMPETITION

                 The principal manufacturer of vinyl gloves sold in the United States is Baxter Healthcare Corporation. Other major United States manufacturers of vinyl gloves include MAXXIM, The Oak Rubber Company and the Registrant. The leading United States manufacturers of latex examination gloves include Baxter Healthcare Corporation, Tillotson Corp. and Aladan Corporation. The Registrant's competitors are generally larger than the Registrant and have greater financial resources.

                 The Registrant also faces competition from foreign manufacturers. In addition, certain of the United States manufacturers have foreign manufacturing plants. These manufacturing plants are generally located in countries with labor costs significantly lower than those in the United States.

                 The principal competitive factors relating to the Registrant's products are price, quality and delivery. The Registrant believes that a favorable competitive factor is its ability to supply a broad line of both latex and vinyl gloves.

LICENSES AND TRADEMARKS

                 The Registrant has license agreements with Microban(R) Products Co. for the use of Microban(R) and Microban(R) Extended Polymer Film in single use gloves and surgical drapes. These agreements give the Registrant an exclusive license in the United States and Canada for the use of such materials in surgical drapes and for the use of Microban(R) in single use gloves and a non-exclusive license for the sale of such drapes and gloves in the rest of the world. The licenses are contingent on the Registrant making purchases from or payments to Microban(R) Products Co. of up to $3,000 per month for each agreement, once the Registrant has received FDA approval to market the products under their respective licenses. FDA approval to market gloves with Microban(R) has been applied for but not yet granted. The licenses were renewed in October 1995 for additional two-year periods at the Registrant's option. The licenses may be terminated by the Registrant on 120 days notice.

                 Patents. U.S. Patent No. 5,069,907 was issued December 3, 1991 and assigned to the Registrant for its antimicrobial surgical drape. The Registrant has a patent pending for its antimicrobial glove (Patent Application S.N. 239,880).

SALE OF SURGICAL DRAPE ASSETS

                 On March 22, 1996, the Registrant sold to Microtek Medical, Inc. ("Microtek") all of the Registrant's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Registrant's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Registrant's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments, a maximum total purchase price of $3,000,000. Registrant's sales of items produced by the assets sold to Microtek accounted for 4% of its total sales in 1995 and 5% in 1994.

EMPLOYEES

                 As of December 31, 1995, the Registrant employed 286 persons, of whom 254 were hourly employees engaged in production, 15 were engaged in executive, administrative or clerical functions and 17 were supervisors.

                 The Registrant's hourly production employees are represented by the Amalgamated Clothing and Textile Workers Union. On March 9, 1992, the Registrant entered into a new three-year labor agreement with the union. Successive one year extensions to the labor agreement were negotiated in January 1994 and March 1996. The agreement now expires in March 1997. The Registrant considers its present relationship with its employees to be good.

GOVERNMENT REGULATION

                 The Registrant is subject in the manufacture, testing and marketing of certain of its products to mandatory procedures and safety standards which are administered by the United States Food and Drug Administration (FDA). The FDA regulates the Registrant as to the quality and safety of its products and the practices by which they are manufactured and sold. The FDA's regulations for patient examination gloves apply to both vinyl and latex gloves. The FDA also regulates the introduction of new products, makes periodic inspections of manufacturing processes to confirm that such processes meet FDA standards, and receives, investigates and resolves any complaints against the Registrant. The Registrant believes that all of its products are manufactured in compliance with the FDA's manufacturing standards which are called "Good

Manufacturing Practices." The Registrant's most recent FDA inspection found no deficiencies.

                 The U.S. Department of Health and Human Resources lists dioctyl phthalate, a primary raw material used by most manufacturers of vinyl gloves, as a suspected carcinogen. The Registrant has eliminated the use of dioctyl phthalate in the manufacture of its products. No claims have been made against the Registrant for its prior use of dioctyl phthalate and the Registrant does not anticipate any liability associated with its prior use.

                 The Registrant is subject to various regulations relating to the maintenance of safe working conditions and manufacturing practices. The Registrant believes it is currently in compliance with all such regulations.

ENVIRONMENTAL REGULATION

                 The Registrant's manufacturing process involves the use of one regulated chemical--zinc. Waste water from the Registrant's latex glove operations is collected in leach pools and zinc is precipitated out of the waste water. Zinc is then collected in wetcake and disposed of by a hazardous waste disposal contractor. The waste water is disposed of in the City of Andrews' water system.

         During a Phase II environmental audit of the Registrant's properties, an area of approximately 750 to 1000 square feet was identified as contaminated by a petroleum product. Corrective action is currently in process. Estimated total expenditures are $75,000 to $100,000 over a three year period.

         The Registrant believes it is otherwise in compliance with all environmental regulations. The Registrant does not believe that laws regulating the discharge of materials into the environment have had a material effect on the Registrant's expenditures during the prior three (3) fiscal years and does not anticipate any material capital expenditures for environmental control in the foreseeable future, assuming there are no changes in environmental laws or regulations.

ITEM 2.  PROPERTIES

                 The Registrant's executive offices, manufacturing operations and warehouse are housed in an approximately 150,000 square foot building owned by the Registrant and located on a 96 acre site one mile west of Andrews, South Carolina. At December 31, 1995, such properties were subject to a mortgage with a principal balance of $1,723,572. See also the discussion below in "Legal Proceedings" under Item 3, Part I of this Report. The building was constructed in phases from 1978 through 1988 specifically for use by the Registrant. In 1988, the Registrant approximately doubled the size of its manufacturing and warehouse space. The Registrant's main plant is constructed of brick and metal siding and is designed for expansion without interruption to production.

                 The Registrant's vinyl and latex glove manufacturing facilities operated at approximately 54% and 59% of its twenty-four hour, five-day a week capacity, respectively, in 1995 versus 50% and 55%, respectively, in 1994.

ITEM 3.  LEGAL PROCEEDINGS

                 On August 2, 1991 the Registrant filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of South Carolina, Columbia Division (the "Bankruptcy Court"). The Registrant filed the petition after consultations with its bank in order to continue operations. At the time of the filing, the Registrant's creditors included not only its bank, which was owed approximately $8,962,167 in principal, interest and late fees, but also a number of other creditors, which were owed an aggregate of $1,600,000.

                 On February 7, 1994 the Registrant's Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court. The Plan supersedes all previous agreements between the Registrant and holders of claims or interests against the Registrant. The Plan provides for the temporary restructuring of the Registrant's obligations to NationsBank of South Carolina, N.A. ("NationsBank"), to be followed by either the refinancing of the NationsBank debt by a third party, payment of the NationsBank debt through an equity investment, or a combination of both. The Plan also provides for an amendment to the Registrant's Articles of Incorporation to increase the authorized capital of the Registrant from 5,000,000 to 20,000,000 shares of Common
Stock. Such amendment will be effected pursuant to bankruptcy law and shareholders will not have the right to vote on the amendment.

                 Upon confirmation of the Plan, control of the Registrant was returned to the directors of the Registrant until the first annual meeting of shareholders following such confirmation. However, a party agreeing to make an equity investment in the Registrant may require as a condition to such equity investment that such party be afforded representation on the Board of Directors.

         On March 29, 1995, the Registrant completed a refinancing of its NationsBank, N.A. (Carolinas) debt by replacing such debt with debt facilities provided by Carolina First Bank and The CIT Group/Credit Finance and issuing a warrant to NationsBank for 496,058 shares of Common Stock at a purchase price of $.03125 per share. The Registrant entered into a $1,760,000 loan agreement with Carolina First Bank secured by the Registrant's real property and fixtures. The loan is repayable over 15 years at an interest rate of prime plus 2%. The Registrant also entered into a loan agreement with The CIT Group/Credit Finance whereby CIT has made a $350,000 term loan secured by the Registrant's equipment payable over six years and a revolving credit facility secured by the Registrant's inventory and receivables. Pursuant to the revolving credit facility, the Registrant can borrow up to 50% of the value of the Registrant's inventory and 85% of the value of the Registrant's accounts receivable. The total loan availability from CIT is $3,000,000, including the term loan. The interest rate on the CIT facility is prime plus 5.75%. The Registrant used the net proceeds of the Carolina First loan and the initial funding of the CIT facility to settle its indebtedness with NationsBank, N.A. (Carolinas).


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 There has been no active trading market in the Registrant's Common Stock since April 1991. During the year ended December 31, 1995, for the first time since 1991, bid and asked quotations appeared sporadically in the National Quotation Bureau "pink sheets." During 1995 these quotations generally were at a bid price of 1/8 and an asked price of 5/8 per share.

                 The Registrant has not paid cash dividends. Because of the Registrant's financial condition, the Registrant does not expect to pay dividends in the foreseeable future.

                 As of February 29, 1996, there were 754 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

                 Sales for 1995 were $13,644,000, up 7.4% over sales in 1994. Latex glove sales were $4,730,000 in 1995, 5.9% greater than 1994's sales of $4,466,000. Vinyl glove sales were $8,153,000, 10% greater than 1994's sales of $7,416,000. The increase resulted from the Registrant's continuing emphasis on sales to electronics and semiconductor manufacturers where emphasis is on quality and service. Non-glove product sales were 5% of total sales in 1995 and 6% in 1994.

         Following the refinancing of its debt in March of 1995, the Registrant's sales in the second, third and fourth quarters of 1995 increased 2%, 14% and 26%, respectively, over the same quarters of 1994.

         Cost of goods sold, as a percent of net sales, was 90% in 1995 and 88% in 1994. The increase in 1995 is the result of significant cost increases for plastics raw materials, latex and paper goods, offset somewhat by a 2% increase in selling prices. The strengthening of the world economy in 1994 and the first half of 1995 caused substantial increases in vinyl and latex glove raw material costs. The Registrant was unable to increase selling prices during 1994 or adequately in 1995 to recoup all of its increased material costs.

         Selling and Administrative ("S&A") expenses decreased 2% in 1995 to $1,644,000 from $1,678,000 in 1994. The decrease 1995 resulted from reduced spending in process development. As a percent of sales, S&A expense was 12% in 1995 and 13% in 1994. Selling expense was $728,000, 5.3% of sales, in 1995, as compared with $776,000, 6% of sales in 1994. Administrative expenses were $916,000 in 1995, 6.7% of sales as compared with $902,000 in 1994, 7% of sales.

         Net income for 1995 was $3,680,000 as compared with a net income of $258,000 for 1994. These results include a $4,619,000 gain from debt discharge in 1995 and a $1,132,000 gain from debt discharge in 1994. If these gains are excluded, the Registrant experienced losses of $938,479 in 1995 and $873,599 in 1994.

         In March of 1996 the Registrant sold its surgical drape assets for $1,175,000 in cash and certain contingent future payments. See "Sale of Surgical Drape Assets" in Item 1 above. The transferred assets accounted for 4% of Registrant's sales in 1995 and 5% in 1994.

Liquidity and Capital Resources

         During 1995, the Registrant's operations used $383,000 of cash compared with $57,000 in 1994. The difference is attributable mainly to certain costs incurred in refinancing the Registrant's debt (which were capitalized) and to a buildup of inventories and accounts receivable commensurate with the increase in sales in the second half of 1995. The sum of inventories, accounts receivable and prepayments increased $377,000 during 1995, compared with an increase of $280,000 during 1994. After completing the refinancing of its debt in March of 1995, the Registrant's line of credit borrowing at December 31, 1995 was $1,891,000. Management believes that the line of credit limit, $2,650,000, and the available amount is adequate to support the Registrant's 1996 operations.

         The Registrant's bank debt at December 31, 1995 stood at $4,200,000 versus $9,300,000 at December 31, 1994. Debt service on the restructured debt approximated $52,000 per month, approximately $30,000 per month less than the monthly 1994 debt service.

         As of February 29, 1996, the Registrant was in violation of two of the financial covenants in its credit agreement but these violations had been waived by the banks.

         In connection with the refinancing of the Registrant's debt, Williamsburg County, South Carolina ("County") agreed to subordinate its liens on the Registrant's real and personal property to the liens of the new lenders. Additionally, the County waived payments on the Registrant's past due taxes until April 1,1997, at which time the Registrant will begin making 84 monthly payments of $7,300 plus 7% per annum interest on the balance owed.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Shareholders of
Phoenix Medical Technology, Inc.:


We have audited the accompanying balance sheets of Phoenix Medical Technology, Inc., (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Medical Technology, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 4, the Company has experienced significant losses from operations in the prior three fiscal years and the losses have continued subsequent to the year ended December 31, 1995. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 4. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Columbia, South Carolina,
       February 16, 1996 (except
       with respect to the matter
       discussed in Note 11, as to
       which the date is March 22,
       1996).

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
Phoenix Medical Technology, Inc.

DECEMBER 31,                                                                               1995            1994
- -----------------------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    89,411  $    46,419
   Accounts receivable (net of allowance for doubtful
     accounts of $70,000 in 1995 and 1994)  . . . . . . . . . . . . . . . . . . . . . .   1,782,804    1,544,337
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,112,459      934,421
   Prepayments and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      56,417       96,182
- ----------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,041,091    2,621,359
- ----------------------------------------------------------------------------------------------------------------

OPERATING PROPERTY, PLANT AND EQUIPMENT:
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     175,000      175,000
   Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,521,352    4,519,363
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,993,373    6,907,000
   Construction in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -0-       16,725
- ----------------------------------------------------------------------------------------------------------------
                                                                                         11,689,725   11,618,088
   Less-accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .  (7,748,033)  (7,294,268)
- ----------------------------------------------------------------------------------------------------------------
     Net operating property, plant and equipment  . . . . . . . . . . . . . . . . . . .   3,941,692    4,323,820
- ----------------------------------------------------------------------------------------------------------------
NONOPERATING EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     751,008      751,008
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     335,307       97,830
- ----------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 8,069,098  $ 7,794,017
================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . $ 1,334,980    $ 818,656
   Current portion of long term debt  . . . . . . . . . . . . . . . . . . . . . . . . .     346,497      143,196
- ----------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,681,477      961,852
- ----------------------------------------------------------------------------------------------------------------
LONG TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,843,353    8,871,095
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,177,614    1,509,963
- ----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,702,444   11,342,910
- ----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT (DEFICIT):
   Common stock - stated value $10; shares authorized,
     5,000,000 in 1995 and 1994; shares issued and
     outstanding, 1,963,563 in 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .     196,356      196,356
   Paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,224,503    7,224,503
   Warrant (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,235,184          -0-
   Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (7,289,389) (10,969,752)
- ----------------------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' INVESTMENT (DEFICIT) . . . . . . . . . . . . . . . . . . . . .   1,366,654   (3,548,893)
- ----------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT . . . . . . . . . . . . . . . . . . $ 8,069,098  $ 7,794,017
================================================================================================================



The accompanying notes to financial statements are an integral part of these balance sheets.

STATEMENTS OF OPERATIONS
Phoenix Medical Technology, Inc.

FOR THE YEARS ENDED DECEMBER 31,                                       1995           1994            1993
- -------------------------------------------------------------------------------------------------------------
Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 13,644,441     $12,705,820    $12,692,073
- -------------------------------------------------------------------------------------------------------------
Operating expenses:
  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . .  (12,331,384)    (11,195,640)   (11,380,994)
  Selling and administrative expenses . . . . . . . . . . . . . .   (1,643,702)     (1,678,014)    (1,568,226)
- -------------------------------------------------------------------------------------------------------------
  Total operating expenses  . . . . . . . . . . . . . . . . . . .  (13,975,086)    (12,873,654)   (12,949,220)
- -------------------------------------------------------------------------------------------------------------
Loss from operations  . . . . . . . . . . . . . . . . . . . . . .     (330,645)       (167,834)      (257,147)
Other income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . . . . . .        2,591          14,983          6,994
  Interest expense (Note 5)
     Contractual interest . . . . . . . . . . . . . . . . . . . .     (610,425)       (715,198)      (538,743)
     Reinstated interest  . . . . . . . . . . . . . . . . . . . .          -0-             -0-       (578,868)
  Other, net (Note 8) . . . . . . . . . . . . . . . . . . . . . .          -0-             -0-        312,137
- -------------------------------------------------------------------------------------------------------------
Loss before reorganization items and
  extraordinary items . . . . . . . . . . . . . . . . . . . . . .     (938,479)       (868,049)    (1,055,627)
- -------------------------------------------------------------------------------------------------------------
Reorganization items:
  Professional fees . . . . . . . . . . . . . . . . . . . . . . .          -0-           3,424       (177,249)
  Trustee fees  . . . . . . . . . . . . . . . . . . . . . . . . .          -0-          (5,001)       (18,748)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -0-          (3,973)       (10,153)
- -------------------------------------------------------------------------------------------------------------
Loss before extraordinary items . . . . . . . . . . . . . . . . .     (938,479)       (873,599)    (1,261,777)
- -------------------------------------------------------------------------------------------------------------
Extraordinary items:
  Gain on debt discharge (Notes 3 and 5)  . . . . . . . . . . . .    4,618,842       1,131,726            -0-
- -------------------------------------------------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,680,363       $ 258,127    $(1,261,777)
=============================================================================================================
Income (loss) per share:
  Before extraordinary items  . . . . . . . . . . . . . . . . . .  $     (0.48)      $   (0.45)   $     (0.64)
  Extraordinary items . . . . . . . . . . . . . . . . . . . . . .          235             058            -0-
- -------------------------------------------------------------------------------------------------------------
Net income (loss) per share . . . . . . . . . . . . . . . . . . .  $      1.87       $    0.13    $     (0.64)
=============================================================================================================
Weighted average shares and share equivalents
   outstanding used to compute earnings per share . . . . . . . .    1,963,563       1,963,563      1,963,563
=============================================================================================================



The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDERS' INVESTMENT
Phoenix Medical Technology, Inc.

For the years ended December 31, 1995, 1994 and 1993

                                                 COMMON STOCK
                                              --------------------                                 RETAINED
                                                                        PAID-IN                    EARNINGS
                                              SHARES        AMOUNT      CAPITAL     WARRANT       (DEFICIT)
                                            ---------      --------   ----------   ----------   -----------
Balance, December 31, 1992  . . . . . .     1,963,563      $196,356   $7,224,503        $ -O-   $(9,966,102)

   Net Loss . . . . . . . . . . . . . .           -0-           -0-          -0-          -0-    (1,261,777)
- -----------------------------------------------------------------------------------------------------------

Balance, December 31, 1993  . . . . . .     1,963,563       196,356    7,224,503          -0-   (11,227,879)

   Net Income . . . . . . . . . . . . .           -0-           -0-          -0-          -0-       258,127
- -----------------------------------------------------------------------------------------------------------

Balance, December 31, 1994  . . . . . .     1,963,563       196,356    7,224,503          -0-   (10,969,752)

   Net Income . . . . . . . . . . . . .           -0-           -0-          -0-          -0-     3,680,363
   Warrant issued . . . . . . . . . . .           -0-           -0-          -0-    1,235,184           -0-
- -----------------------------------------------------------------------------------------------------------
Balance, December 31, 1995  . . . . . .     1,963,563      $196,356   $7,224,503   $1,235,184  $ (7,289,389)
- -----------------------------------------------------------------------------------------------------------


The accompanying notes to financial statements are an integral part of these statements

STATEMENTS OF CASH FLOWS
Phoenix Medical Technology, Inc

FOR THE YEARS ENDED DECEMBER 31,                                                    1995            1994        1993
- -----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $3,680,363     $ 258,127   $(1,261,777)
  Adjustments to reconcile net income (loss)to net cash
      (used in) provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .    469,977       522,272       638,455
  Extraordinary item: Gain on debt discharge  . . . . . . . . . . . . . . . . . . (4,618,842)   (1,131,726)          -0-
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable, net . . . . . . . . . . . . . .   (238,467)     (279,474)      213,190
      (Increase) decrease in inventories  . . . . . . . . . . . . . . . . . . . .   (178,038)       28,462       329,150
      Decrease (increase) in prepayments and other  . . . . . . . . . . . . . . .     39,765       (29,174)       67,796
      Increase in other assets  . . . . . . . . . . . . . . . . . . . . . . . . .   (253,686)      (97,830)          -0-
      Increase in accounts payable and accrued expenses
         and other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .    715,744       671,891       489,741
- ------------------------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by operating activities . . . . . . . . . . . . .   (383,184)      (57,452)      476,555
- ------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to operating property, plant
     and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   ( 71,640)     (101,248)      (82,476)
- ------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .    (71,640)     (101,248)      (82,476)
- ------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net borrowing under (repayments on)
 revolving loan agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . .    587,941       253,825      (424,676)
Reduction of long term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .    (90,125)     (191,372)      (76,427)
- ------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities . . . . . . . . . . . . .    497,816        62,453      (501,103)
- ------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . .     42,992       (96,247)     (107,024)
Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . . . .     46,419       142,666       249,690
- ------------------------------------------------------------------------------------------------------------------------
Cash at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 89,411       $46,419   $   142,666
========================================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the year for interest  . . . . . . . . . . . . . . . . . . . . .  $ 441,104      $427,702   $   951,940

Cash paid during the year for
  reorganization items:
       Professional fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,857         9,186         6,147
       Trustee fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-         8,750        20,000
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0-         9,230         4,896
       Unsecured creditors  . . . . . . . . . . . . . . . . . . . . . . . . . . .     43,443        39,368           -0-
Supplemental schedule of non cash investing and
  financing activities:
       Conversion of accrued expenses to long term debt . . . . . . . . . . . . .    531,769       925,245           -0-
       Conversion of long term debt to warrant  . . . . . . . . . . . . . . . . . $1,235,184           -0-   $       -0-
========================================================================================================================

The accompanying notes to financial statements are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS
Phoenix Medical Technology, Inc.
December 31, 1995, 1994, and 1993


NOTE 1 - ORGANIZATION AND GENERAL

         Phoenix Medical Technology, Inc. (a Delaware Corporation), hereinafter referred to as the Company, manufactures, markets and distributes a range of single use vinyl and latex gloves for use in various applications where clean, protective handcovers are important. The Company's gloves are primarily used for healthcare services, beauty and barber shop services, food processing, electronics and computer manufacturing and assembly, photo finishing and janitorial services. Additionally, the Company manufactures and distributes a line of surgical adhesive drapes and a limited line of other single use medical items. The Company markets its products to medical and industrial supply companies and generally does not make direct sales to end users.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the last-in, first-out (LIFO) method of inventory accounting. If the first-in, first-out
(FIFO) method had been used, inventories would have been approximately $313,000 and $197,000 higher than reported at December 31, 1995 and 1994, respectively. Inventory costs include materials, direct labor and factory overhead. Inventory consists of the following:

                                                  December 31,
                                            ------------------------
                                               1995          1994
                                            ------------------------
      Raw materials and supplies  . . . . . $  544,581     $ 559,288
      Work-in-process . . . . . . . . . . .      8,869         7,526
      Finished goods  . . . . . . . . . . .    559,009       367,607
                                            ----------     ---------
                                            $1,112,459     $ 934,421
                                            ==========     =========

         Property, Plant and Equipment - All property, plant and equipment is stated at cost. Interest capitalized during construction periods is included in plant and equipment and depreciated over the life of the asset. No interest was capitalized during 1995, 1994 or 1993. Plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

      Buildings and improvements  . . . . .        20-33 years
      Machinery and equipment . . . . . . .        3-9 years.

         Other Assets - The Company capitalized certain costs related to the refinancing of debt (see Note 5). Loan costs are amortized on a straight-line basis over the term of the related loans.

        Income Taxes - In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. There was no cumulative effect of this change in accounting for income taxes as of January 1, 1993, and accounting for SFAS 109 had no current year effect on the Company's results of operations or financial position.

         Earnings Per Share - Earnings per share are computed based on the weighted average number of shares of common stock and equivalents outstanding during the year of computation.

        Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Reclassification - Certain prior year balances were reclassified to conform to the 1995 presentation.

NOTE 3 - BANKRUPTCY PROCEEDINGS

         In August 1991, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations as a Debtor-in-possession.

         On October 21, 1993, the Company filed a Plan of Reorganization (the
Plan) with the Bankruptcy Court. The Plan was confirmed by the Court on February 7, 1994. The confirmed Plan provided for the following:

Administrative Claims - Fees and expenses owed to the bankruptcy and corporate attorneys for the Company and fees and expenses owed to the attorneys for the Unsecured Creditors Committee were to be paid in cash in 60 monthly installment payments. All known attorney fees owed to the bankruptcy, corporate and Unsecured Creditors Committee attorneys, in the amount of $77,890, were paid in conjunction with the debt refinancing discussed at Note 5.

Deferred Compensation - Post-petition deferred compensation owed to two officers of the Company in the amount of $170,000 was to be paid in cash over a 48 month period beginning in the thirteenth month after Confirmation of the Plan of Reorganization. The debt refinancing, discussed at Note 5, has modified the terms of repayment. The repetition deferred compensation in the amount of $123,810 was disallowed by the Plan, and thus, not required to be paid.

Secured Debt - The Williamsburg County IRB, the Term Note, and the Revolver, along with accrued interest of $736,741, accrued late charges of $107,288 and accrued legal fees of $81,216 incurred by NationsBank as of December 31, 1993, were restructured into the 1993 Term Loan, the 1993 Revolver, and the End Loan. The secured debt was restructured in the debt refinancing discussed at
Note 5.

Property Taxes - Pre- and post-petition property taxes owed were to be paid in full in 84 equal monthly installments of $6,377, beginning on the first day of the month following the effective date of the Plan. After 36 months of payments, interest was to be paid on the remaining balances at a rate of 7% per annum for the remaining 48 months. Penalties for late payments, the accrual for which totalled $60,201 at February 7, 1994, were disallowed by the Plan, and therefore, not paid. The debt refinancing, discussed at Note 5, has modified the terms of repayment.

Unsecured Claims - Unsecured creditors who were owed a total of $1,475,715 in prepetition accounts payable and accrued liabilities are being paid a pro rata portion of $11,200, plus interest at the prime rate, on the fifteenth day of each quarter for twenty quarters. In addition, if the Company has net income after debt principal and interest payments in the fifth fiscal year after Confirmation, unsecured creditors will be paid a pro rata portion of $300,000 beginning March 31 of the sixth year after Confirmation. If sufficient net income is not generated in the fifth year after Confirmation to pay the $300,000 in full, pro rata payments shall be made on March 31 of each year following the year in which the Company has had net income, until the $300,000 is paid in full. The total of both forms of payment, as allowed by the Plan of Reorganization, is $524,000. Therefore, the amount of debt forgiven for unsecured claims is $951,715. However, the Company made a $4,000 payment on a priority claim which had been forgiven by the Plan. The adjusted debt forgiveness is $947,715, which is included in the gain on debt discharge reported in the 1994 Statement of Operations.

Common Stock - Shareholders of common stock retained their interests in the Company. As the pre-reorganization shareholders own more than 50% of the voting shares of the emerging entity, the Company did not utilize fresh-start reporting after the reorganization.

       The Company has accounted for all transactions related to the reorganization proceedings in accordance with Statement of

Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants in November 1990. Certain expenses, primarily professional fees, resulting from the reorganization proceedings, are reported separately in the 1994 and 1993 statement of operations as reorganization items.


NOTE 4 - GOING CONCERN

       The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern and presumes the realization of assets and the settlement of liabilities in the ordinary course of business. As discussed in Note 3, the Company received approval of the reorganization plan from the Bankruptcy Court in 1994. As discussed in Note 5, the Company completed refinancing of the NationsBank debt and modified payment terms for certain property taxes.

       The Company has continued to incur substantial operating losses that raise substantial doubt about its ability to continue as a going concern. Management's operating plans include the sale of assets used in their drape and scrub and prep operations (see Note 11), adding salesmen to increase its sales volume, and continued close monitoring of cost, as well as concentrating their sales efforts on a more profitable product mix. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - DEBT

       On March 29, 1995, the Company completed a refinancing of the NationsBank debt by replacing such debt with debt facilities provided by Carolina First Bank and The CIT Group/Credit Finance. The Company entered into a $1,760,000 loan agreement with Carolina First Bank secured by the Company's real property and fixtures. The loan is repayable in equal monthly installments over 15 years with interest at prime plus 2%. The Company also entered into a loan agreement with The CIT Group/Credit Finance whereby CIT has made a $350,000 term loan, secured by certain assets of the Company, payable over six years and a revolving credit facility secured by the Company's eligible inventory and receivables. Pursuant to the revolving credit facility, the Company can borrow up to 50% of the value of the Company's eligible inventory and 85% of the value of the Company's eligible accounts receivable. The revolving credit facility matures on March 28, 1997. The total loan availability from CIT is $3,000,000, including the $350,000 term loan. The interest rate on the CIT facility is prime plus 5.75%.

         The Company used the net proceeds of the Carolina First loan and the initial funding of the CIT facility of $1,579,491 to settle its indebtedness with NationsBank. Pursuant to such settlement, the Company also issued a note which has been recorded in the amount of $248,959 to NationsBank and a warrant to purchase up to 496,058 shares of the Company's Common Stock exercisable at a price of $0.03125 per share. The warrants are exercisable within two to ten years from March 27, 1995, the date of the loan agreement and were valued at $1,235,184. The Company has reported in the 1995 Statement of Operations, a gain on debt discharge of $4,618,842 related to the debt forgiven.

         In conjunction with the debt refinancing, NationsBank surrendered to the Company unexercised warrants for cancellation. In 1990, the Company had issued these warrants for the purchase of 20,000 shares of the Company's common stock to NationsBank, the issuer of its revolving loan. The warrants were exercisable within two to seven years from the date of the loan at the fair market value of the stock at the date of grant ($5.50).

         The Company capitalized certain costs related to the refinancing of debt. The total capitalized loan costs of approximately $351,516, related to the refinancing of debt, are being amortized on a straight-line basis over the term of the related loans.

         Under separate agreements with NationsBank and CIT, two officers have agreed to waive their right to receive payment of all or any portion of their deferred compensation (total of $170,000) until such time as all obligations of the Company to NationsBank and CIT have been repaid.

         The payment terms for pre- and post-petition property taxes were modified as of March 27, 1995. The agreement between the Company and Williamsburg County, South Carolina requires interest payments at the rate of 7% on the unpaid balance and 84 monthly principal payments beginning April 1, 1997.

         Attorney fees of $77,890 owed to the bankruptcy, corporate and Unsecured Creditors' Committee attorneys were paid in conjunction with the debt refinancing.

Summarized below is the Company's debt at December 31, 1995 and 1994 and the terms of the debt. Substantially all assets are pledged as collateral against the loans.

                                                                 December 31,
                                                         ---------------------------
                                                            1995             1994
                                                         ----------       ----------
1995 term loan payable to bank, due
   in scheduled quarterly install-
   ments of $14,583 plus interest at
   prime plus 5.75% with scheduled
   maturity in 2001 . . . . . . . . . . . . . .          $  306,250           -0-

1995 term loan payable to bank, due
   in scheduled monthly installments
   of $20,184, including interest at
   prime plus 2.0% with scheduled
   maturity in 2010 . . . . . . . . . . . . . .          $1,723,572           -0-

1995 term note payable to bank, due
   in scheduled monthly installments
   of $3,000 plus interest at prime
   plus 2% with scheduled maturity
   in 1996  . . . . . . . . . . . . . . . . . .          $  221,959           -0-

1995 revolving loan payable to bank,
   interest accrues at prime plus
   5.75% (14.25% at December 31,
   1995) with scheduled maturity in
   1997 . . . . . . . . . . . . . . . . . . . .          $1,921,015           -0-

1993 revolving loan payable to bank,
   refinanced during 1995 . . . . . . . . . . .              -0-           2,355,134

1993 term loan payable to bank, re-
   financed during 1995   . . . . . . . . . . .              -0-           2,833,054

End loan payable to bank, refinanced
   during 1995  . . . . . . . . . . . . . . . .              -0-           3,826,103

Other notes payable . . . . . . . . . . . . . .              17,054          -0-
                                                         ----------       ----------
Total debt  . . . . . . . . . . . . . . . . . .           4,189,850        9,014,291
Less - current portion  . . . . . . . . . . . .            (346,497)        (143,196)
                                                         ----------       ----------
                                                         $3,843,353       $8,871,095
                                                         ==========       ==========

Maturities of long term debt are as follows:

                                   1996      346,497
                                   1997    2,037,994
                                   1998      123,766
                                   1999      131,338
                                   2000      139,786
                             Thereafter    1,410,469

       The Company had outstanding borrowings of $1,921,015 under its revolving loan as of December 31, 1995. Commitment fees are .50% of the unused portion of the 1995 revolving loan. Borrowings under this arrangement are secured by liens on receivables and inventory.

       Borrowings under the Company's revolving loans averaged $1,847,000 during 1995 and $2,371,000 during 1994. Maximum borrowings were $1,985,000 in 1995 and $2,686,000 in 1994. The weighted average interest rate for such borrowings was 12.3 in 1995 and 8.3% in 1994.

       The Company's 1995 loan agreements contain certain financial covenant and ratio requirements such as minimum current ratio, minimum working capital, maximum leverage and minimum net worth as defined. The Company is also restricted to maximum annual capital expenditures. As of December 31, 1995, the Company was in compliance with or had obtained appropriate waivers for all covenants of the loan agreements.


NOTE 6 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

       Accounts payable, accrued expenses and other liabilities consisted of the following at December 31, 1995 and 1994:

                                                                             December 31,
                                                                    ------------------------------
                                                                       1995                1994
                                                                    ----------          ----------
       Accounts payable . . . . . . . . . . . . . . . . . . . .     $  727,224          $  414,873
       Accrued compensation and
          payroll taxes . . . . . . . . . . . . . . . . . . . .        249,970             209,033
       Accrued property taxes . . . . . . . . . . . . . . . . .        184,472               -0-
       Other current liabilities  . . . . . . . . . . . . . . .        173,314             194,750
                                                                    ----------          ----------
          Total accounts payable and
          accrued expenses  . . . . . . . . . . . . . . . . . .     $1,334,980           $ 818,656
                                                                    ==========          ==========

       Accounts payable, long term  . . . . . . . . . . . . . .        396,388             439,832
       Accrued property taxes . . . . . . . . . . . . . . . . .        611,226             611,226
       Other  . . . . . . . . . . . . . . . . . . . . . . . . .        170,000             458,905
                                                                    ----------          ----------
          Total Other Liabilities . . . . . . . . . . . . . . .     $1,177,614          $1,509,963
                                                                    ==========          ==========

NOTE 7 - INCOME TAXES

         The components of deferred taxes as of December 31, 1995 and 1994 were as follows:

                                                   December 31, 1995 December 31, 1994
                                                   ----------------- -----------------
Deferred tax assets:
     Net loss carryforwards                            $2,480,000        $3,781,000
     General business credit
        carryforwards                                     572,000           705,000
     Other liabilities and reserves                       173,000           221,000
     Valuation allowance                               (2,678,000)       (4,207,000)
                                                       ----------        ----------
      Total deferred tax assets                           547,000           500,000
                                                       ----------        ----------

Deferred tax liabilities:
     Basis difference in operating property, plant
     and equipment                                        547,000           500,000
                                                       ----------        ----------

Net deferred taxes                                         -0-               -0-
                                                       ----------        ----------

         The valuation allowances of $2,678,000 and $4,207,000 as of December 31, 1995 and 1994 respectively were established because in the Company's assessment, it is uncertain whether the deferred tax assets will be realized.

         As of December 31, 1995, net operating loss carryforwards of approximately $7,800,000 for financial reporting purposes and $6,200,000 for tax purposes and general business credits of approximately $572,000 are available to reduce future income taxes payable by the Company. The carryforwards will expire as follows:

                           Net                   Net
                        Operating             Operating          General
                         Losses                Losses           Business
                      (book basis)           (tax basis)         Credits
                     --------------        --------------      ---------
      1996           $     -               $      -            $ 117,000
      1997                 -                      -               43,000
      1998                 -                      -               25,000
      1999                 -                      -               71,000
      2000                 -                      -              168,000
      2001                 -                      -               58,000
      2002                 -                      -               40,000
      2003                 -                      -               50,000
      2004                 -                      -                 -
      2005             3,900,000             1,500,000              -
      2006             1,900,000             2,400,000              -
      2007               800,000               600,000              -
      2008             1,200,000             1,600,000              -
      2009                 -                   100,000              -
                     -----------           -----------         ---------
                     $ 7,800,000           $ 6,200,000         $ 572,000
                     ===========           ===========         =========

       Due to the loss carryforward position in 1991, the Company eliminated approximately $93,000 of deferred tax liabilities and approximately $31,000 of income taxes payable. As the Company either provided a valuation allowance for or did not recognize tax benefits generated from the net operating losses at December 31, 1995, 1994 and 1993, no income tax provision or benefit was recorded in these years. Deferred income taxes will be reinstated when the above carryforwards are recognized for tax purposes.

       The effective tax rate varied from the federal statutory rate because no deferred tax assets applicable to the net operating losses have been recorded.

       The effective tax rate varied from the federal statutory rate because of the following:

                                                         1995      1994     1993
                                                         ----      ----     ----
        Federal statutory rate                           (34)%     (34)%    (34)%
        Losses carried forward
          for future years                                34        34       34
                                                         ----      ----     ----
                                                          -         -        -
                                                         ====      ====     ====




NOTE 8 - MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND OTHER MATTERS

       Sales to the Company's five largest customers were approximately 29% in 1995, and 26% in 1994 and 31% in 1993. No customer individually accounted for more than 10% of total sales in 1995, 1994 or 1993. The Company extends credit to its customers, most of which are in the safety supply, medical supply and contamination control industries, or are government agencies.

       The Company entered into non-competition and consulting agreements with two of its officers. In the event of their termination, they will be required to not compete and to provide up to 60 days consulting services per year for two years (can be extended to a third year at the option of the Company). Annual expenses under these agreements will equal each officer's final annual compensation at the time of termination. Total annual compensation related to the officers was $185,000 in 1995 and $288,000 in 1994. These officers have forgiven $103,000 of such compensation in 1994 and have no present or future rights to the forgiven compensation.

       The Company is subject to (a) government regulations and periodic inspection of its facilities by the United States Food and Drug Administration,
(b) various federal, state and local laws and regulations regarding the protection of the environment, (c) manufacturers' product liability for which the Company currently maintains liability insurance and (d) adherence to the patent and other intellectual property rights of others.

       The Company manufactures and distributes its products principally to medical, contamination control and industrial supply companies. Substantially, all of the Company's accounts receivable are due from companies in the above lines of business. The Company performs periodic credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company recognizes revenue when goods are shipped and the resulting receivables are generally due within 30 days.

       Other income in 1993 includes $300,000 related to the termination of a stock purchase agreement with a potential acquirer of 80% of the Company's outstanding common stock.

NOTE 9 - RETIREMENT PLAN

       Effective July 1, 1988, the Company adopted the Phoenix Medical Technology, Inc. Savings Plan (the "Savings Plan") to provide employees with a source of income after retirement. The Savings Plan includes 401(k) salary reduction provisions. The Company's contributions are at the discretion of the Board of Directors, subject to certain limitations, and may be made in the form of Company common stock. Contribution expense under the Savings Plan was approximately $4,600 in 1995, $4,500 in 1994, and $4,400 in 1993.

NOTE 10 - STOCK OPTIONS AND OTHER SHAREHOLDERS' INVESTMENT MATTERS

       In March 1984, the Board of Directors adopted an incentive stock option plan for management and key employees. The plan authorizes up to 50,000 shares to be available for options to be granted by a committee of the Board. Options will be exercisable within two to ten years from the dates of grant and at not less than fair market value of the stock at the dates the options are granted.

       In April 1988, the Company's shareholders approved a new incentive stock option plan for management and key employees. The plan authorizes up to 50,000 shares to be available for options to be granted by a committee of the Board of Directors. Options will be exercisable within six months to ten years from the dates of grant at not less than the fair market value of the stock at the dates the options are granted.

       In April 1989, the Company's shareholders approved a new non-qualified stock option plan for non-employee directors. The 1989 plan authorizes up to 28,000 shares to be available for issuance upon the exercise of options granted under the 1989 plan. Under the 1989 plan, each eligible director will be granted an option for 1,000 shares of the Company's common stock on May 1, 1989, 1990, 1991 and 1992. The shares granted are exercisable within six months to ten years from the dates of the grants. In April 1989 and May 1990, options for the purchase of 7,000 shares of common stock were granted by the Board of Directors. In May 1991 and 1992, the Board of Directors granted options for the purchase of 3,000 shares of common stock in accordance with the 1989 stock option plan. Options for the purchase of 6,000 shares expired during 1990.

       Changes in Stock Options are shown below:

                                                            Number of       Option Price
                                                              Shares         Per Share
                                                            ---------     ---------------
    Outstanding 12/31/90  . . . . . . . . . . . . . . .      68,200       $3.38 to $15.00
    Granted . . . . . . . . . . . . . . . . . . . . . .       3,000            $0.19
    Expired . . . . . . . . . . . . . . . . . . . . . .      (6,000)       $3.38 to $8.75
    Outstanding 12/31/91  . . . . . . . . . . . . . . .      65,200       $0.19 to $15.00
    Granted . . . . . . . . . . . . . . . . . . . . . .       3,000            $0.06
    Outstanding 12/31/92, 12/31/93 and
      12/31/94  . . . . . . . . . . . . . . . . . . . .      68,200       $0.06 to $15.00
    Granted . . . . . . . . . . . . . . . . . . . . . .      15,000            $0.375
    Expired . . . . . . . . . . . . . . . . . . . . . .      (6,750)           $8.00
    Outstanding 12/31/95  . . . . . . . . . . . . . . .      76,450       $0.06 to $15.00

       As of December 31, 1995, 128,000 shares have been reserved for issuance under the option plans discussed above.


NOTE 11 - SUBSEQUENT EVENT

       On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek"), all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information and other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub and prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 of all contingent payments, a maximum total purchase price of $3,000,000. The Company's sales of items produced by the assets sold to Microtek accounted for 4% of their total sales in 1995 and 5% of total sales in 1994.

         This sale will result in a gain of approximately $750,000. The contingent payments will be recorded when earned. Management expects that the proceeds will be used to repay a portion of their long term debt and other accrued liabilities.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                 The Registrant's Board of Directors is divided into three classes, with one class of directors elected at each annual meeting of shareholders for a three-year term (or until their successors are elected and qualify). Set forth below is information with respect to each director and executive officer of the Registrant, including their business experience for at least the last five years.

DIRECTOR ELECTED APRIL 22, 1988:

         Edward W. Gallaher, Sr. Director since 1978. President of the Registrant since its organization in 1978, Treasurer since 1981 and Chief Executive Officer since 1987. He is 63.

DIRECTOR ELECTED APRIL 21, 1989:

         Grover C. Mixon. Director since 1978. Executive Vice President and Chief Operating Officer of the Registrant since 1988. Senior Vice President of the Registrant from 1985 to 1988. Vice President-Operations of the Registrant 1978-1985. He is 52.

DIRECTORS ELECTED APRIL 20, 1990:

         Harold H. Heath. Director since 1979. Owner/ Operator of the Big Valley Ranch in the State of Washington since 1981. He is 73.

         Byron M. Layman. Director since 1979. Retired in 1977 as Treasurer of Payne & Company, a wholesale distributor of fabrics. He is 86.

         William T. Sena. Director since 1980. Chairman of Sena, Weller, Rohs, & Williams, Inc., an investment advisory firm, since 1977. He is 59.

         The Registrant's Bylaws provide for a range in the number of directors, with the provision that, until otherwise determined by the Board of Directors, the number of directors shall be fixed at nine. Because of the resignations of directors, there are currently only five directors. There has not been a meeting of the Registrant's shareholders since April 20, 1990. The Board of Directors met once in 1995, and all directors participated in the meeting.

         To the Registrant's knowledge, based solely on a review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with, except that William T. Sena failed to make timely filing of one report, reporting one transaction. Such report has since been filed.

ITEM 10.         EXECUTIVE COMPENSATION

                 The following table sets forth all cash compensation paid to or for the account of the Registrant's chief executive officer. The annual salary and bonus of no executive officer exceeded $100,000 the fiscal year ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE

- ------------------------------------------------------------------------------------------------------------------------------
                                                                    ANNUAL COMPENSATION
                                                       -------------------------------------------------
                                                                                         OTHER ANNUAL       ALL OTHER
         NAME AND PRINCIPAL                                                              COMPENSATION     COMPENSATION
              POSITION                   YEAR            SALARY ($)       BONUS ($)          ($)             ($)(1)
- ------------------------------------------------------------------------------------------------------------------------------
    Edward W. Gallaher, Sr.              1995           $ 95,000(2)          0               (3)              $924
                                    ------------------------------------------------------------------------------------------
  President, Treasurer, Chief            1994           $ 95,000(2)          0               (3)              $924
                                    ------------------------------------------------------------------------------------------
Executive Officer and Director           1993           $ 95,000(2)          0               (3)              $899
==============================================================================================================================

________________________

(1) Amount of vested and unvested Registrant contributions under the Registrant's Savings Plan, a 401(k) Plan.

(2) Does not include $60,000 of annual salary forgiven by Mr. Gallaher. Mr. Gallaher has no present or future right to such amount; however, Mr. Gallaher's annual salary as established by the Board of Directors remains $155,000.

(3) Mr. Gallaher did not receive personal benefits during the listed years in excess of 10% of annual salary and bonus.

         The following table shows, on an aggregated basis the 1995 fiscal
year-end value of unexercised options and SARs held by Mr. Gallaher.   No stock
options or tandem SARs were exercised by Mr. Gallaher during the fiscal year ended December 31, 1995.

                   AGGREGATED OPTION/SAR EXERCISES IN 1995
                         AND FY-END OPTION/SAR VALUES


- -----------------------------------------------------------------------------------------------------------------------------------
                                                                         NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED IN-
                                 SHARES                                  OPTIONS/SARS AT FY-END         THE-MONEY OPTIONS/SARS
                              ACQUIRED ON        VALUE REALIZED                 (# SH)                        AT FY-END ($)
           NAME              EXERCISE (#SH)           ($)              EXERCISABLE / UNEXERCISABLE    EXERCISABLE / UNEXERCISABLE
- -----------------------------------------------------------------------------------------------------------------------------------
  Edward W. Gallaher, Sr.          0                  0                         7,250 / 0                            0
===================================================================================================================================

EMPLOYMENT AGREEMENTS

                 In March 1984, the Registrant entered into non-competition and consulting agreements with Messrs. Gallaher and Mixon. Under these agreements, after the officers' termination, each of them will be required not to compete with the Registrant and to provide up to 60 days consulting services per year for two years. Annual payments under these agreements will equal each officer's final annual compensation at the time of termination. The current annual salaries of Messrs. Gallaher and Mixon, as established by the Board of Directors is $155,000 and $133,000, respectively. However, Messrs. Gallaher and Mixon forgave $60,000 and $43,000, respectively, of such salaries for the fiscal year ended December 31, 1995 and have no present or future right to such forgiven amounts.

DIRECTORS' FEES

                 The Directors of the Company who are not employees are traditionally paid an annual fee of $3,000 plus $500 for each Board meeting attended and each Committee meeting attended which is not held on the same day as a Board meeting. The Chairman of the Board traditionally receives an annual fee of $5,000, in lieu of the $3,000 fee paid to non-employee Directors. Each Chairman of a Committee who is not an employee traditionally receives an additional $1,000. No fees were paid to the Directors during 1995 due to the severe financial condition of the Registrant.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following table sets forth certain information as of March 15, 1996, with respect to the beneficial ownership of the Registrant's Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than 5% of such outstanding shares, (ii) each director of the Registrant,
(iii) the named executive officers and (iv) all directors and officers of the Registrant as a group:


                               Number of Shares                 Percentage
                                 and Nature of                  of Shares
  Name and Address           Beneficial Ownership(1)           Outstanding
- ---------------------        --------------------              -----------
Harold H. Heath                     19,000 (2)(3)                       (4)

Byron M. Layman                     26,000 (5)                     1.2% (6)

William T. Sena                     21,400 (2)                     1.1%


Edward W. Gallaher, Sr.            108,445 (7)                         5.5% (6)
Route 521 West
P.O. Box 346
Andrews, SC  29510

Grover C. Mixon                     69,584 (8)                         3.5% (6)

All Officers and
Directors of the
Registrant as a Group              238,029 (9)                        12.1% (10)


_____________________________

(1) All shares are owned directly and with sole voting and dispositive power except as otherwise noted.

(2) Includes 4,000 shares subject to options which are currently exercisable or exercisable within 60 days.

(3)         Includes 2,000 shares owned by Mr. Heath's daughters.

(4)         Less than 1%.

(5) Includes 2,805 shares owned by Mr. Layman's wife and 4,000 shares subject to options which are currently exercisable or exercisable within 60 days.

(6) Based on the number of shares outstanding and shares subject to options held by the Director which are currently exercisable or exercisable within 60 days.

(7) Includes 7,250 shares subject to options which are currently exercisable or exercisable within 60 days and 15,550 shares held by Mr. Gallaher's wife.

(8) Includes 500 shares owned by Mr. Mixon's wife and 6,950 shares subject to options which are currently exercisable or exercisable within 60 days.

(9) Includes 24,200 shares subject to options which are currently exercisable or exercisable within 60 days.

(10) Based on number of shares outstanding and shares subject to options held by the officers and directors which are currently exercisable or exercisable within 60 days.

                                    PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

                 (A) (1)  FINANCIAL STATEMENTS

         The following items, including financial statements of the Registrant, are filed with this report and included in Part II, Item 7 at pages
         -    hereof.

            Report of Independent Public Accountants

            Balance Sheets - December 31, 1995 and 1994

            Statements of Operations - Years ended December 31, 1995, 1994 and 1993

            Statements of Shareholders' Investment - Years ended December 31, 1995, 1994 and 1993

            Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

            Notes to Financial Statements


                 (A) (3) EXHIBITS

                 See INDEX to EXHIBITS.

                 (B) REPORTS ON FORM 8-K

                 The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1995.

                 ITEMS 4, 8 AND 12 ARE INAPPLICABLE AND ARE OMITTED.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PHOENIX MEDICAL TECHNOLOGY, INC.


Dated: April 11, 1996                       By: /s/ Edward W. Gallaher, Sr.
                                               --------------------------------
                                                 Edward W. Gallaher, Sr.
                                                 President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                               Capacity                                   Date
          ---------                               --------                                   ----

/s/ Edward W. Gallaher, Sr.                  President, Treasurer                        April 11, 1996
- ---------------------------                  and Director
Edward W. Gallaher, Sr.                      (Principal Executive
                                             and Financial Officer)


/s/ Grover C. Mixon                          Executive Vice                              April 11, 1996
- -----------------------                      President and
Grover C. Mixon                              Director



/s/ Harold H. Heath                          Director                                    April 11, 1996
- -----------------------
Harold H. Heath


/s/ Byron M. Layman                          Director                                    April 11, 1996
- -----------------------
Byron M. Layman


/s/ William T. Sena                          Director                                    April 11, 1996
- -----------------------
William T. Sena


/s/ Delores Williams                         Controller                                  April 11, 1996
- -----------------------                      Principal Accounting
Delores Williams                             Officer)

                                                                   SCHEDULE II


                       PHOENIX MEDICAL TECHNOLOGY, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995



         Column A                Column B       Column C         Column D      Column E
- ----------------------------------------------------------------------------------------
                                               Additions        Deductions-
                                Balance at      Charged         Write-offs,   Balance at
                                Beginning    to Costs and         net of        End of
       Description              of Period       Expenses        Recoveries      Period
- ----------------------------------------------------------------------------------------
Year ended December 31,
  1993:
    Allowance for doubtful
      accounts                  $122,060        $ 3,397         $(55,433)       $70,024
                                ========        =======         ========        =======

Year ended December 31,
  1994:
    Allowance for doubtful
      accounts                  $ 70,024        $11,800         $(11,800)       $70,024
                                ========        =======         ========        =======

Year ended December 31,
  1995:
    Allowance for doubtful
      accounts                  $ 70,024        $19,386         $(19,386)       $70,024
                                ========        =======         ========        =======


                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   EXHIBITS
                                   Item 13

                                 FORM 10-KSB
                                ANNUAL REPORT

For the fiscal year ended                                 Commission File Number
    December 31, 1995                                             0-13401


                       PHOENIX MEDICAL TECHNOLOGY, INC.

                              INDEX TO EXHIBITS


                                                                                                               LOCATED AT
                                                                                                                MANUALLY
                                                                                                              NUMBERED PAGE
                                                                                                              -------------
(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

          2.1             Plan of Reorganization, confirmed February 7, 1994, U.S. Bankruptcy
                          Court for the District of South Carolina, Columbia Division, was
                          filed as an Exhibit to the Registrant's Form 10-QSB for the
                          quarter ended October 3, 1993..............................................              *

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

          3.1             Certificate of Incorporation of Phoenix Medical Technology, Inc., as
                          amended, was filed as an Exhibit to the Registrant's Registration
                          Statement on Form S-1 (Reg. No. 2-90708)...................................              *

          3.2             Certificate of Amendment to the Certificate of Incorporation was
                          filed as an Exhibit to the Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1988.......................................              *

          3.3             Amendment to Article VIII of the By-Laws of Phoenix Medical Technology,
                          Inc., approved at the Annual Meeting of Stockholders on


                          April 22, 1988, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1988......................................................          *

          3.4             By-Laws of Phoenix Medical Technology, Inc., as amended, were filed as an Exhibit to the
                          Registrant's Annual Report on Form 10-K for the year ended December 31, 1988..............          *

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:


         4.1              Warrant dated March 27, 1995 between the Registrant and NationsBank, N.A. (Carolinas), was
                          filed as an Exhibit to the Registrant's Form 8-K dated March 29, 1995.....................          *

         4.2              Loan Agreement dated March 27, 1995 between the Registrant and Carolina First Bank was
                          filed as an Exhibit to the Registrant's Form 8-K dated March 29, 1995.....................          *

         4.3              Loan and Security Agreement dated March 28, 1995 between the Registrant and The CIT
                          Group/Credit Finance, Inc. was filed as an Exhibit to the Registrant's Form 8-K
                          dated March 29, 1995......................................................................          *


(10)     MATERIAL CONTRACTS:

         10.1             1984 Incentive Stock Option Plan was filed as an Exhibit to the Registrant's Registration
                          Statement on Form S-1 (Reg. No. 2-90708)..................................................          *

         10.2             Form of Consulting and Noncompetition Agreements, dated March 23, 1984, between the Registrant and Edward W. Gallaher, Sr. and Grover C. Mixon was filed as an Exhibit to the Registrant's
                          Registration Statement on Form No. S-1 (Reg. No. 2-90708)..................................         *

         10.3             License Agreement, dated February 24, 1983, among the Registrant,
                          Baxter Travenol Laboratories, Inc., Travenol Laboratories, Inc.,
                          William E. LeMay, Edward W. Gallaher, Sr., John J. Sullivan, and
                          Grover C. Mixon, relating to the licensing by the Registrant of certain technology from Baxter Travenol Laboratories, Inc. and
                          Travenol Laboratories, Inc. was filed as an Exhibit to the Regi-
                          strant's Registration Statement on Form S-1
                          (Reg. No. 2-90708)..................................................................               *

         10.4             Deferred Compensation Plan was filed as an Exhibit to the Regi-
                          strant's Registration Statement on
                          Form S-1 (Reg. No. 2-90708)........................................................                *

         10.5             Form of Option dated April 24, 1987 used in connection with grant of option to purchase 2,000 shares of Common Stock to each of six non-employee directors of the Registrant was filed as an Exhibit to the Registrant's Registration Statement on Form S-2 (Reg. No.
                          33-16918).........................................................................                 *

         10.6             1988 Stock Option Plan for Officers and
                          Other Key Employees of the Registrant,
                          as approved at the Annual Meeting of
                          Stockholders on April 22, 1988, was filed
                          as an Exhibit to the Registrant's
                          Annual Report on Form 10-K for the year
                          ended December 31, 1988...........................................................                *

         10.7             Registrant's Savings Plan Qualified Under
                          Section 401(k) of the Internal Revenue
                          Code, as adopted by the Board of Directors
                          in July, 1988, was filed as an Exhibit
                          to the Registrant's Annual Report on
                          Form 10-K for the year ended
                          December 31, 1988................................................................                 *

         10.8             1989 Nonqualified Stock Option Plan for
                          Non-Employee Directors, as approved
                          at the Annual Meeting of Stockholders
                          on April 21, 1989 was filed as an
                          Exhibit to the Registrant's Annual
                          Report on Form 10-K for the year ended
                          December 31, 1989........................................................               *

         10.9             Asset Purchase Agreement dated as of
                          March 22, 1996, between the Regis-
                          trant and Microtek Medical, Inc. for
                          the sale to Microtek of all of Regis-
                          trant's assets relating to its
                          manufacture and sale of adhesive
                          skin drapes and scrub-and-prep
                          products was filed as an Exhibit
                          to the Registrant's Form 8-K dated
                          March 22, 1996...........................................................               *

         27.              Financial Data Schedule (filed in electronic
                          format only).............................................................


_____________________

"*" Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-KSB from a previous filing with the Commission.