Form 10QSB
period 1996-03-31
PHOENIX MEDICAL TECHNOLOGY INC
filed 1996-05-14
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X]     Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1996, or

[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to         .
                                                    ---------    --------

Commission File No. 0-13401


                        PHOENIX MEDICAL TECHNOLOGY, INC.
- - -------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

          Delaware                                  31-092-9195
- - ----------------------------             --------------------------------
 (State or other jurisdic-                       (I.R.S. Employer
   tion of incorporation                       Identification No.)
     or organization)


U.S. Hwy. 521 West, Andrews, South Carolina              29510
- - --------------------------------------------------------------------------------
   Address of principal executive offices)               (Zip Code)


                                 (803)221-5100
             --------------------------------------------------
             Registrant's telephone number, including area code

                                 Not Applicable
  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                       No
                         ---                         ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes   X        No
                                                     ---            ---



Common Stock, without par value                    1,963,563
                                         -------------------------------
                                         (Outstanding at March 31, 1996)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                      March 31, 1996 and December 31, 1995

                                     ASSETS

                                                                            March 31                 December 31
                                                                              1996                      1995
                                                                          -------------------------------------
                                                                           (Unaudited)
Current assets
    Cash                                                                  $    52,095               $    89,411
    Receivables                                                             1,893,759                 1,782,804
    Inventories (Note 2)                                                    1,066,450                 1,112,459
    Prepaid expenses                                                           34,285                    56,417
                                                                          -----------               -----------
      Total current assets                                                  3,046,589                 3,041,091

Operating property, plant and equipment - at cost                          11,393,124                11,689,725
Less accumulated depreciation                                              (7,541,589)               (7,748,033)
                                                                          -----------               -----------
      Net operating property, plant and equipment                           3,851,535                 3,941,692
                                                                          -----------               -----------
Nonoperating equipment, net                                                   751,008                   751,008
Other assets, net                                                             343,957                   335,307
                                                                          -----------               -----------
      Total assets                                                        $ 7,993,089               $ 8,069,098
                                                                          ===========               ===========

                                         LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
    Accounts payable and accrued expenses                                 $ 1,278,526               $ 1,334,980
    Current portion of long term debt                                         266,409                   346,497
                                                                          -----------               -----------
      Total current liabilities                                             1,544,935                 1,681,477
                                                                          -----------               -----------
Long term debt                                                              3,238,691                 3,843,353
Other Liabilities                                                           1,166,753                 1,177,614
                                                                          -----------               -----------
      Total liabilities                                                     5,950,379                 6,702,444
Shareholders' investment
    Shares issued and outstanding:
      1,963,563 shares 3/31/96 and 12/31/95                                   196,356                   196,356
    Paid-in capital                                                         7,224,503                 7,224,503
    Warrant                                                                 1,235,184                 1,235,184
    Deficit                                                                (6,613,333)               (7,289,389)
                                                                          -----------               -----------
    Total shareholders' investment                                          2,042,710                 1,366,654
                                                                          -----------               -----------
      Total liabilities and shareholders' investment                      $ 7,993,089               $ 8,069,098
                                                                          ===========               ===========

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                        FOR THE THREE MONTHS ENDED
                                                        --------------------------
                                                       March 31, 1996   April 2,1995
                                                       --------------   ------------
Net sales                                                $3,659,333       $3,206,790
                                                         ----------       ----------
Operating expenses:
   Cost of goods sold                                    (3,217,996)      (2,956,961)
   Selling and administrative expense                      (423,586)        (391,288)
                                                         ----------       ----------
   Income from operations                                    17,751         (141,459)
                                                         ----------       ----------
Other expense and income:
   Interest expense, net                                   (131,625)        (194,252)
   Miscellaneous income, net                                 29,199              395
   Gain on sale of assets                                   760,731             -0-
                                                         ----------       ----------

Income (Loss) before extraordinary item                     676,056         (335,316)

Extraordinary item - debt discharge                           -0-          4,618,842
                                                         ----------       ----------
     Net income                                          $  676,056       $4,283,526
                                                         ==========       ==========
  Earnings (Loss) per share:
     Income(Loss) before extraordinary item              $     0.35       $    (0.17)
     Extraordinary item                                        -0-              2.35
                                                         ----------       ----------
     Net income per share                                $     0.35       $     2.18
                                                         ==========       ==========
Weighted average shares outstanding used
   to compute earnings per share                          1,963,563        1,963,563


See accompanying Notes to unaudited Condensed Financial Statements

                                PHOENIX MEDICAL
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                         March 31, 1996     April 2, 1995
                                                         --------------------------------
Cash flows from operating activities:
    Net income                                             $  676,056       $ 4,283,526

    Adjustments to reconcile net income to net
       cash used in operating activities:
    Depreciation                                              114,933           106,949
    Extraordinary item - gain on debt discharge                 -0-          (4,618,842)
    Gain on sale of assets                                   (760,731)            -0-
    Changes in assets and liabilities:
       Increase in accounts receivable, net                  (110,955)         (162,471)
       Increase in inventories                               (287,601)         (119,519)
       Decrease in prepayments                                 22,132            56,235
       Increase in other assets                                (8,650)         (122,552)
       (Decrease) Increase in accounts payable
         and accrued liabilities                              (87,315)          455,918
                                                          -----------       -----------
Net cash used in operating activities                        (442,131)         (120,756)
                                                          -----------       -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                (24,776)          (16,230)
                                                          -----------       -----------
Cash flows from financing activities:
    Net proceeds from sale of assets (apply to debt)        1,114,341            -0-
    (Reduction) increase in line of credit                   (341,906)          294,061
    Reduction of long term debt                              (342,844)            -0-
                                                          -----------       -----------
Net cash provided by financing activities:                    429,591           294,061
                                                          -----------       -----------
Net (decrease) increase in cash                               (37,316)          157,075
Cash at beginning of period                                    89,411            46,419
                                                          -----------       -----------
Cash at end of period                                     $    52,095       $   203,494
                                                          ===========       ===========
Cash paid during the period for interest                  $   133,936       $    25,349
                                                          ===========       ===========
Supplemental schedule of noncash investing
    and financing activities:
    Conversion of accrued expenses to long term debt      $     -0-         $   531,769
                                                          ===========       ===========

See accompanying Notes to Unaudited Condensed Financial Statements.

  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       General

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Company's Form 10-KSB for the year ended December 31, 1995.

         In the opinion of the management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

       On March 29, 1995, the Company completed a refinancing of its outstanding debt. This debt refinancing is further discussed in the Form 10-KSB for the year ending December 31, 1995 and in the form 1O-QSB for the quarter ended April 2, 1995. In the first quarter of 1995 the Company recognized a $4,618,842 gain on debt discharge resulting from the refinancing of its debt.


       On March 22, 1996, the Registrant sold to Microtek Medical, Inc. ("Microtek") all of the Registrant's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Registrant's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Registrant's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments and a maximum total purchase price of $3,000,000. Registrant's sales of items produced by the assets sold to Microtek accounted for 4% of its total sales in 1995.

2.       Inventories

         Inventories at March 31, 1996 and December 31, 1995 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the last-in, first-out (LIFO) method.

                                                                            Mar 31, 1996               Dec 31, 1995
                                                                            ------------               ------------
                          Raw Materials                                      $  392,470                 $  544,581
                          Work-in-Process                                           -0-                      8,869
                          Finished Goods                                        673,980                    559,009
                                                                             ----------                 ----------
                                                                             $1,066,450                 $1,112,459
                                                                             ==========                 ==========

               The sale of skin drapes and scrub-and-prep to Microtek decreased inventories by $333,610. Without this transaction, inventories would have increased by $287,601.

         4.      Earnings

         Earnings per share for the quarters ended March 31, 1996 and December 31, 1995 were based on the weighted average number of common shares outstanding, 1,963,563 for each period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Operations

       Sales for the first quarter of 1996 were $3,659,300, up 14% over sales in the similar quarter of 1995. Vinyl glove sales were $2,446,000, 32% greater than in the similar quarter of 1995. Latex glove sales were $1,040,000, 13% less than in the 1995 first quarter. The increase in vinyl glove sales resulted from the Registrant's continuing emphasis on sales to electronics and semiconductor manufacturers where emphasis is on quality and service. The decrease in latex glove sales resulted from the completion in November 1995 of a Department of Defense ("DPSC") contract that represented 21% of 1995 first quarter latex glove sales. Ignoring the DPSC contract volume, regular latex glove sales were up 10% over the 1995 quarter's results. Non-glove product sales were 4.8% of total sales in the first quarter of 1996 and 4.6% in the prior year quarter.

       Following the refinancing of its debt in March 1995, the Registrant's sales have increased in each quarter, with double digit growth in each of the last three quarters.

       Cost of goods sold, as a percent of net sales, was 87.9% in the current quarter as compared with 92.2% is the prior year similar quarter. The decrease is the result of higher average selling prices and improved product mix. The significant cost increases for plastics raw materials and paper goods have retreated slightly from fourth quarter 1995 levels but are still above early 1995 costs.

       Selling and administrative ("S&A") expenses increased to $424,000, an 8% increase over 1995 first quarter expenses. Increases were growth related. As a percent of sales, S&A expense was 11.6% compared with 12.2% in the 1995 first quarter.

       Net income for the first quarter of 1996 was $676,000 as compared with a net income of $4,284,000 for the 1995 quarter. These results include a $761,000 gain on the sale of an asset in the 1996 first quarter and a gain of $4,619,000 from debt discharge in the 1995 quarter. If these gains are excluded, the Registrant experienced losses of $85,000 in the 1996 first quarter and $335,000 in the 1995 first quarter.

       On March 22, 1996, the Registrant sold to Microtek Medical, Inc. ("Microtek") all of the Registrant's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Registrant's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Registrant's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments and a maximum total purchase price of $3,000,000. Registrant's sales of items produced by the assets sold to Microtek accounted for 4% of its total sales in 1995.

Liquidity and Capital Resources

         During the first quarter of 1996, the Registrant's operations used $442,000 of cash compared with $121,000 in the similar quarter of the prior year. The difference is attributable mainly to the increase in inventories and accounts receivable to support the increased sales levels. Accounts payable decreased $136,000 while the sum of inventories, accounts receivable and prepayments increased $328,000. At March 31, 1996, the Registrant's line of credit borrowing was $1,579,000, $342,000 less than at year end 1995. Management believes that the line of credit limit, $2,650,000, and the available amount is adequate to support the Registrant's 1996 operations.

       The Registrant's bank debt at March 31, 1996 was $3,505,000, $685,000 less than at year end 1995.

                          PART 11 - OTHER INFORMATION
                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 1, 2, 3, 4 AND 5 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K dated March 22, 1996 during the quarter ended March 31, 1996 reporting the disposition of certain assets pursuant to Item 3 of Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHOENIX MEDICAL TECHNOLOGY, INC.



                                        BY: /s/ Edward N. Gallaher, Sr.
                                            ----------------------------
                                            Edward N. Gallaher, Sr.
                                            President and Treasurer



                                        BY: /s/ Delores P. Williams
                                            ----------------------------
                                            Delores P. Williams
                                            Controller



DATE:   May 9, 1996
       --------------------