Form 10QSB
period 1996-06-30
PHOENIX MEDICAL TECHNOLOGY INC
filed 1996-08-09
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]    Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 1996, or
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from          to
                                                    ---------   ---------
Commission File No. 0-13401


                       PHOENIX MEDICAL TECHNOLOGY, INC.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                 Delaware                             31-092-9195
- ------------------------------------------  ------------------------------------
        (State or other jurisdic-                   (I.R.S. Employer
          tion of incorporation                   Identification No.)
             or organization)

U.S. Hwy. 521 West, Andrews, South Carolina                      29510
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                     (803)221-5100
    -----------------------------------------------------
     (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                     Yes   X                              No
                         -----                                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                     1,963,563
                                 -----------------------------------------------
                                         (Outstanding at June 30, 1996)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995

                                                                  June 30       December 31
                                                                    1996            1995
                                                                -----------     -----------
                                                                (unaudited)          *
                                    ASSETS
Current Assets
     Cash                                                       $    14,466      $    89,411
     Receivables                                                  1,950,886        1,782,804
     Inventories (Note 2)                                         1,047,456        1,112,459
     Prepaid expenses                                                61,352           56,417
                                                                -----------      -----------

       Total current assets                                       3,074,160        3,041,091

Operating property, plant and equipment - at cost                11,478,530       11,689,725
Less accumulated depreciation                                    (7,652,870)      (7,748,033)
                                                                -----------      -----------
       Net operating property, plant and equipment                3,825,660        3,941,692
                                                                -----------      -----------
Nonoperating equipment, net                                         751,008          751,008
Other assets, net                                                   463,457          335,307
                                                                -----------      -----------
       Total assets                                             $ 8,114,285      $ 8,069,098
                                                                ===========      ===========

                                LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
     Accounts payable and accrued expenses                      $ 1,259,603      $ 1,334,980
     Current portion of long-term debt                              253,108          346,497
                                                                -----------      -----------
       Total current liabilities                                  1,512,711        1,681,477

Long term debt                                                    3,455,183        3,843,353
Other liabilities                                                 1,155,893        1,177,614
                                                                -----------      -----------
       Total liabilities                                          6,123,787        6,702,444

Shareholders' investment
     Shares issued and outstanding:
     1,963,563 shares 6/30/96 and 12/31/95                          196,356          196,356
     Paid-in capital                                              7,224,503        7,224,503
     Warrant                                                      1,235,184        1,235,184
     Deficit                                                     (6,665,545)      (7,289,389)
                                                                -----------     ------------
     Total shareholders' investment                               1,990,498        1,366,654
                                                                -----------      -----------
       Total liabilities and shareholders' investment           $ 8,114,285      $ 8,069,098
                                                                ===========      ===========

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                       PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                            June 30, 1996       July 21 1995     June 30, 1996      July 2, 1995
- ----------------------------------------------------------------------------------------------------------------
Net sales                                    $ 3,701,804        $ 3,485,463       $ 7,361,137       $ 6,692,253

Operating expenses:
   Cost of goods sold                         (3,214,965)        (3,144,778)       (6,432,961)       (6,101,739)
   Selling and administrative expense           (429,535)          (430,631)         (853,121)         (821,919)
- ----------------------------------------------------------------------------------------------------------------
   Income (Loss) from operations                  57,304            (89,946)           75,055          (231,405)

Other expense and income:
   Interest expense, net                        (110,126)          (138,101)         (241,751)         (332,353)
   Miscellaneous income, net                         610                493            29,809               888
   Gain on sale of asset                           -0-                -0-             760,731             -0-
- ----------------------------------------------------------------------------------------------------------------
(Loss) Income before extraordinary item          (52,212)          (227,554)          623,844          (562,870)

Extraordinary item:
   Gain on debt discharge                          -0-                -0-              -0-            4,618,842
- ----------------------------------------------------------------------------------------------------------------
   Net (loss) income                         $   (52,212)        $ (227,554)      $   623,844       $ 4,055,972
================================================================================================================
(Loss) Earnings per share:
   (Loss) Income before extraordinary item   $     (0.03)        $    (0.12)      $      0.32       $     (0.29)
   Extraordinary item                              -0-                -0-              -0-                 2.35
- ----------------------------------------------------------------------------------------------------------------
   Net (loss) income per share               $     (0.03)        $    (0.12)      $      0.32       $      2.06
=================================================================================================================

Weighted average shares outstanding used to
compute earnings per share                     1,963,563          1,963,563         1,963,563         1,963,563


See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                  ----------------
                                                         June 30, 1996       July 21, 1995
                                                         -------------       -------------
Cash flows from operating activities:
   Net income                                             $  623,844         $ 4,055,972

   Adjustments to reconcile net income to net
      cash used in operating activities:
   Depreciation                                              226,214             218,406
   Extraordinary item - gain on debt discharge                 -0-            (4,618,842)
   Gain on sale of assets                                   (760,731)              -0-

Changes in assets and liabilities:
   Increase in accounts receivable, net                     (168,082)           (219,651)
   Increase in inventories                                  (268,607)           (131,371)
   (Increase) Decrease in prepayments                         (4,935)             73,387
   Increase in other assets                                 (128,150)           (246,148)
   (Decrease) Increase in accounts payable
      and accrued liabilities                               (117,098)            442,726
                                                          ----------         -----------
Net cash used in operating activities                       (597,545)           (425,521)
                                                          ----------         -----------
Cash flows from investing activities:
   Additions to property plant and equipment                (110,182)            (23,848)
                                                          ----------         -----------
Cash flows from financing activities:
   Net proceeds from sale of assets (apply to debt)        1,114,341               -0-
  (Reduction) Increase in line of credit                    (108,572)            441,294
  Addition of notes payable                                    -0-                50,000
  Reduction of long term debt                               (372,987)            (49,922)
                                                          ----------         -----------
Net cash provided by financing activities                    632,782             441,372
                                                          ----------         -----------
Net decrease in cash                                         (74,945)             (7,997)
Cash at beginning of period                                   89,411              46,419
                                                          ----------         -----------
Cash at end of period                                     $   14,466         $    38,422
                                                          ==========         ===========
Cash paid during the period for interest                  $  244,795         $   165,323
                                                          ==========         ===========
Supplemental schedule of noncash investing
  and financing activities:
  Conversion of accrued expenses to long term debt        $    -0-           $   531,769
  Conversion of long term debt to warrant                 $    -0-           $ 1,235,184
                                                          ==========         ===========

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

       In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

       On March 29, 1995, the Company completed a refinancing of its outstanding debt. This debt refinancing is further discussed in the Form 10-KSB for the year ending December 31, 1995. In the first quarter of 1995, the Company recognized a $4,618,842 gain on debt discharge resulting from the refinancing of its debt.

       On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek") all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments and a maximum total purchase price of $3,000,000, The Company's sales of items produced by the assets sold to Microtek accounted for 4% of its total sales in 1995.

2.     Inventories

       Inventories at June 30, 1996 and December 31, 1995 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the last-in, first-out (LIFO) method.

                                     June 30, 1996   December 31, 1995
                                     -------------   -----------------
         Raw materials                 $  402,765         $  544,581
         Work-in-process                    -0-                8,869
         Finished goods                   644,691            559,009
                                       ----------         ----------
                                       $1,047,456         $1,112,459
                                       ==========         ==========

4.       Earnings

         Earnings per share for the three months and the six months ended June 30, 1996 and December 31, 1995 were based on the weighted average number of common shares outstanding, 1,963,563 for each period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Operations

Sales for the second quarter of 1996 were $3,702,000, up 6.2% over the sales in the similar quarter of 1995. On a continuing business basis, gloves only, sales for the second quarter of 1996 were up 11% over sales of gloves in the similar quarter of 1995. (Phoenix sold its non-glove business to Microtek Medical on March 22, 1996. See discussion below.) Vinyl glove sales were $2,582,000, 30% greater than in the similar quarter a year ago. Latex glove sales were $1,057,000, 19% less than in the 1995 second quarter. The current year's quarter sales include a price improvement of 2% on vinyl gloves and 19% on latex gloves. The price increase in latex glove price results mainly from the effect the expired 1995 Department of Defense ("DPSC") contract had on 1995 latex glove prices.

       Net sales for the six months ended June 30, 1996 were $7,361,000, up $669,000 or 10% over the similar six month period of 1995. Vinyl glove sales were $5,027,000, up 31% over six month sales one year ago. Latex glove sales were $2,096,000, 16% less than during the six month period of 1995. Excluding 1995 DPSC contract sales during the first six months of 1995, 1996 latex glove sales were up 10% at mid-year. Vinyl glove average selling price was up 4% at mid-year 1996 versus mid-year 1995 and latex glove average selling price was up 18% over mid-year 1995 prices. The vinyl glove selling price increase is due to increased cleanroom glove sales in 1996 and the latex glove price increase is due to the expiration in November 1995 of the low price DPSC contract.

       Cost of goods sold, as a percent of net sales, was 86.8% in the quarter ended June 30, 1996 as compared with 90.2% in the prior year similar quarter. The decrease is the result of higher average selling prices, improved product mix and moderating material costs. For the six month period ended June 30, 1996, the cost of goods sold was 87.4% as compared with 91.2% in the prior year first half. The decrease resulted from the same factors responsible for the second quarter improvement.

       Selling and administrative ("S&A") expenses continue to be carefully controlled. For both the second quarter and six months of 1996, S&A expense was 11.6% of net sales versus 12.4% and 12.3% respectively for the second quarter and six months of 1995. S&A spending was $430,000 for the second quarter of 1996, unchanged from a year ago. For the half-year, S&A spending was $853,000, up $31,000 from one year ago. The increase resulted from increases in depreciation, group insurance and payroll.

       During the quarter ended June 30, 1996, the Company had $57,000 of income from operations and a net loss of $52,000. For the six months, the Company had $75,000 of income from operations and a net income of $624,000. The 1996 six months result includes a $761,000 gain on the sale of an asset in the first quarter of 1996. Excluding the 1996 first quarter gain on the sale of an asset and the 1995 gain of $4,619,000 from debt discharge, second quarter net income (loss) comparative results are ($52,000) and ($228,000) in 1996 and 1995 respectively and six month comparative results are ($137,000) and ($563,000) respectively.

       On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek") all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments and a maximum total purchase price of $3,000,000. The Company's sales of items produced by the assets sold to Microtek accounted for 4% of its total sales in 1995.

Liquidity and Capital Resources

         During the second quarter of 1996, operations used $155,000 of cash compared with $305,000 used in the similar quarter one year ago. Over the six months of 1996, operations used $598,000 of cash as compared with $426,000 used in the six month period one year ago. At June 30, 1996, accounts receivable were $168,000 greater than at December 31, 1995 and inventories were $65,000 less than at year end 1995. Accounts payable decreased $75,000 while the sum of inventories, accounts receivable and prepayments increased $108,000, June 30, 1996 as compared with year end 1995. At June 30, 1996, the Company's line of credit borrowing was $1,812,000, $109,000 less than at year end 1995. Management believes that the line of credit limit, $2,650,000, and the available amount is adequate to support the Company's 1996 operations.

       The Company's bank debt at June 30, 1996 was $3,708,000, $482,000 less than at year end 1995.

                          PART II - OTHER INFORMATION

                        PHOENIX MEDICAL TECHNOLOGY, INC.

Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.

Item 6. Exhibits and Reports on Form 8-K.

a.   Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHOENIX MEDICAL TECHNOLOGY, INC.



                                        BY:/s/ Edward W. Gallaher, Sr.
                                           ---------------------------
                                           Edward W. Gallaher, Sr.
                                           President and Treasurer



                                        BY:/s/ Delores P. Williams
                                           ---------------------------
                                           Delores P. Williams
                                           Controller



DATE: August 2, 1996