Form 10QSB
period 1996-09-29
PHOENIX MEDICAL TECHNOLOGY INC
filed 1996-11-07
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]      Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 29, 1996, or
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission File No. 0-13401


                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

            Delaware                                           31-092-9195
-------------------------------                         ------------------------
 (State or other jurisdiction                               (I.R.S. Employer
       of incorporation                                    Identification No.)
       or organization)

U.S. Hwy. 521 West, Andrews, South Carolina                       29510
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                  (803) 221-5100
   ---------------------------------------------------------------------
         (Registrant's telephone number, including area code)

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

                 Yes   X                              No
                     -----                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value              1,963,563
                                  ------------------------------
                                  (Outstanding at Sept 29, 1996)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                    SEPTEMBER 29, 1996 AND DECEMBER 31, 1995

                                                         Sept 29    December 31
                                                          1996         1995
                                                       -----------  -----------
                                                       (unaudited)       *
                                    ASSETS
Current Assets
    Cash                                               $     5,013  $    89,411
    Receivables                                          1,869,024    1,782,804
    Inventories (Note 2)                                 1,143,294    1,112,459
    Prepaid expenses                                        32,817       56,417
                                                       -----------  -----------

       Total current assets                              3,050,148    3,041,091

Operating property, plant and equipment - at cost       11,555,645   11,689,725
Less accumulated depreciation                           (7,764,152)  (7,748,033)
                                                       -----------  -----------

       Net operating property, plant and equipment       3,791,493    3,941,692
                                                       -----------  -----------

Nonoperating equipment, net                                751,008      751,008
Other assets, net                                          468,000      335,307
                                                       -----------  -----------

       Total assets                                    $ 8,060,649  $ 8,069,098
                                                       ===========  ===========


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
    Accounts payable and accrued expenses              $ 1,171,744  $ 1,334,980
    current portion of long-term debt                      100,056      346,497
                                                       -----------  -----------

       Total current liabilities                         1,271,800    1,681,477

Long term debt                                           3,849,350    3,843,353
Other liabilities                                          932,775    1,177,614
                                                       -----------  -----------

       Total liabilities                                 6,053,925    6,702,444

Shareholders' investment
    Shares issued and outstanding:
    1,963,563 shares 9/29/96 and 12/31/95                  196,356      196,356
    Paid-in capital                                      7,224,503    7,224,503
    Warrant                                              1,235,184    1,235,184
    Deficit                                             (6,649,319)  (7,289,389)
                                                       -----------  -----------

    Total shareholders' investment                       2,006,724    1,366,654
                                                       -----------  -----------

       Total liabilities and shareholders' investment  $ 8,060,649  $ 8,069,098
                                                       ===========  ===========

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                 Sept 29, 1996       Oct 1, 1995       Sept 29, 1996       Oct 1, 1995
----------------------------------------------------------------------------------------------------------------------
Net sales                                         $ 3,240,016        $ 3,415,429        $10,601,153        $10,107,682
Operating expenses:
   Cost of goods sold                              (2,894,163)        (3,070,552)        (9,327,124)        (9,172,291)
   Selling and administrative expense                (400,002)          (394,867)        (1,253,123)        (1,216,786)
----------------------------------------------------------------------------------------------------------------------
   (Loss) Income from operations                      (54,149)           (49,990)            20,906           (281,395)

Other expense and income:
   Interest expense, net                             (104,978)          (138,169)          (346,729)          (470,522)
   Miscellaneous income, net                              831                545             30,640              1,433
   Gain on sale of asset                                  -O-                -O-            760,731                -O-
----------------------------------------------------------------------------------------------------------------------
(Loss) Income before extraordinary item              (158,296)          (187,614)           465,548           (750,484)

Extraordinary item:
   Gain on debt discharge                             174,522                -O-            174,522          4,618,842
----------------------------------------------------------------------------------------------------------------------
   Net income (loss)                              $    16,226        $  (187,614)       $   640,070        $ 3,868,358
======================================================================================================================
(Loss) Income per share:
   (Loss) Income before extraordinary item        $     (0.08)       $     (0.10)       $      0.24        $     (0.38)
   Extraordinary item                                    0.09                 -O-              0.09               2.35
----------------------------------------------------------------------------------------------------------------------
   Net income (loss) per share                          $0.01        $     (0.10)       $      0.33        $      1.97
======================================================================================================================
Weighted average shares outstanding used to
compute earnings per share                          1,963,563          1,963,563          1,963,563          1,963,563

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                               NINE MONTHS ENDED
                                                               -----------------
                                                         Sept 29, 1996    Oct 1, 1995
                                                         -------------    -----------
Cash flows from operating activities:
    Net income                                            $   640,070     $ 3,868,358

    Adjustments to reconcile net income to net
       cash used in operating activities:
    Depreciation                                              337,496         331,057
    Extraordinary item - gain on debt discharge              (174,522)     (4,618,842)
    Gain on sale of assets                                   (760,731)            -0-

Changes in assets and liabilities:
    Increase in accounts receivable, net                      (86,220)        (19,661)
    Increase in inventories                                  (364,445)       (328,963)
    Decrease in prepayments                                    23,600          35,219
    Increase in other assets                                 (132,693)       (253,685)
    (Decrease) Increase in accounts payable
       and accrued liabilities                               (253,553)        706,739
                                                          -----------     -----------

Net cash used in operating activities                        (770,998)       (279,778)
                                                          -----------     -----------

Cash flows from investing activities:
    Additions to property plant and equipment                (187,297)        (33,737)
                                                          -----------     -----------

Cash flows from financing activities:
    Net proceeds from sale of assets (apply to debt)        1,114,341             -0-
    (Reduction) Increase in line of credit                   (588,014)        413,309
    Addition of notes payable                                 750,000          50,000
    Reduction of long term debt                              (402,430)        (98,531)
                                                          -----------     -----------

Net cash provided by financing activities                     873,897         364,778
                                                          -----------     -----------

Net (decrease) increase in cash                               (84,398)         51,263
Cash at beginning of period                                    89,411          46,419
                                                          -----------     -----------

Cash at end of period                                     $     5,013     $    97,682
                                                          ===========     ===========

Cash paid during the period for interest                  $   350,178     $   305,457
                                                          ===========     ===========

Supplemental schedule of noncash investing
    and financing activities:
    Conversion of accrued expenses to long term debt      $       -0-     $   531,769
    Conversion of long term debt to warrant               $       -0-     $ 1,235,184
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

         In the third quarter of 1996, the Company recognized a $174,522 gain on debt discharge resulting from the release of certain bankruptcy claims against the Company. In the first quarter of 1995, the Company completed a refinancing of its outstanding debt and recognized a $4,618,842 gain on debt discharge. This debt refinancing is further discussed in the Form 10-KSB for the year ending December 31, 1995.

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

2.       Inventories

         Inventories at September 29, 1996 and December 31, 1995 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the last-in, first-out (LIFO) method.

                                 Sept 29, 1996     December 31, 1995
                                 -------------     -----------------
         Raw materials             $  402,765          $  544,581
         Work-in-process                  -0-               8,869
         Finished goods               644,691             644,691
                                   ----------          ----------
                                   $1,047,456          $1,112,459
                                   ==========          ==========

3.       Earnings

         Earnings per share for the quarters ended September 29, 1996 and December 31, 1995 were based on the weighted average number of common shares outstanding, 1,963,563 for each period.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

         During the third quarter of 1996, the Company experienced two separate business interruptions resulting from the July and September east coast hurricanes. The Company's facility did not experience physical damage from either storm but was forced to make preparations and cease operations for a total of more than four days. The operating time lost due to the forced shutdowns was exacerbated in that each followed a holiday shutdown, July Fourth and Labor Day. Saturday premium pay overtime was scheduled throughout the quarter to offset the lost operating days and maintain customer delivery schedules.

         Sales for the third quarter of 1996 were $3,240,000, 5.1% less than for the similar quarter of 1995. On a continuing business basis, gloves only, sales were off less than 1% from prior year results. Vinyl glove sales were 19% greater in the current year quarter than a year ago, $2,332,000 versus $1,959,000. Latex glove sales were 31% less in the current year quarter than a year ago, $899,000 versus $1,303,000. The expiration of the 1995 Department of Defense ("DPSC") latex exam glove contract was the major contributor, $296,000 or 77%, in the latex glove sales decline.

         Net sales for the nine months ended September 29, 1996 were $10,601,000, 4.9% greater than sales in the similar period of 1995. On a continuing business basis, Sales were $743,000 or 7.7% greater in the 1996 period than in the 1995 nine months period. Vinyl glove sales were $7,359,000, 27% greater than nine month sales one year ago. Latex sales were $2,995,000, $817,000 or 21% less than in the nine months of 1995. The effect of the expired DPSC contract over the nine month period was $914,000, exceeding the total 1996 sales decline in latex gloves. Over the nine month period, latex glove average selling prices have increased 17% and vinyl glove average selling prices are up 3% from 1995 nine month results. The expired 1995 DPSC latex glove contract's low price accounts for the 1996 latex glove average selling price increase while the increase in vinyl glove average selling price is the result of the 45% increase in cleanroom glove sales in 1996.

         Cost of goods sold, as a percent of net sales was 89% in the quarter ended September 29, 1996 as compared with 90% in the prior year similar quarter. The decrease is the result of higher average selling prices and improved product mix, offset somewhat by the greater labor costs associated with the weekend operations discussed above. For the nine month period of 1996, the cost of goods sold was 88% versus 91% for the nine months of 1995. The decrease resulted from higher average selling prices, improved product mix and some moderation in material costs.

         Selling and administrative ("S&A") expenses increased 1.3% in the third quarter of 1996 as compared with the similar quarter of 1995, $400,000 versus $395,000. Through nine months of 1996, S&A spending was $1,253,000 as compared with $1,217,000, a 3% increase in spending over the 1995 period. As a percent of net sales, S&A spending is 11.8% for nine months of the current year versus 12.0% in the prior year nine months.

         During the quarter ended September 29, 1996, the Company had a net income of $16,000 including a gain of $175,000 from debt discharge. This compares with a year prior net loss of $188,000 for the third quarter. For the nine months, the Company had a net income of $640,000 including a $761,000 gain on the sale of an asset and a gain of $175,000 from debt discharge. Prior year nine month net income was $3,868,000 which included a gain of $4,619,000 from debt discharge.

         The Company is investing in facility upgrades to support its continued growth in the manufacture and sale of cleanroom vinyl gloves. This effort has been facilitated by the March 1996 sale of the Company's skin drape and scrub-and-prep business (See the Company's Form 10-QSB for the period ended June 30, 1996) and the August 1996 Amendment to the Company's line of credit. The Amendment increases the available funds by $750,000 and reduces the interest rate from prime plus 5-3/4% to prime plus 3-1/4%. Management believes that the capital investment in facility improvements combined with its quality and service initiatives will enable Phoenix to sustain its growth within the contamination control glove market.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period of 1996, operations used $771,000 of cash as compared with $280,000 of cash used in the prior year similar period. The major factor contributing to the increase in cash used was a $253,000 decrease in accounts payable and accrued liabilities during the current year period versus an increase of $707,000 in the prior year period. That use of cash was offset to an extent by operating losses in 1996 which were $455,000 less than in the nine month period of 1995.

         The Company's bank debt at September 29, 1996 was $3,949,000, $241,000 less than at year end 1995. At September 29, 1996, the Company's line of credit borrowing was $2,083,000, $144,000 less than at year end 1995. Management believes that the line of credit limit, $3,000,000 and the unused available amount is adequate to support the Company's operations.

                          PART II - OTHER INFORMATION

                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 1, 2, 3, 4 AND 5 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHOENIX MEDICAL TECHNOLOGY, INC.



                                        BY: /s/ Edward W. Gallaher, Sr.
                                           -------------------------------------
                                           Edward W. Gallaher, Sr.
                                           President and Treasurer



                                        BY: /s/ Delores P. Williams
                                           -------------------------------------
                                           Delores P. Williams
                                           Controller



DATE: November 4, 1996
      ----------------