Form 10KSB40
period 1996-12-31
PHOENIX MEDICAL TECHNOLOGY INC
filed 1997-03-28
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] or

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to
        ---------  ---------

                         Commission File Number 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                  31-092-9195
---------------------------------       ------------------------------------
  (State or other jurisdic-                       (I.R.S. Employer
    tion of incorporation                         Identification No.)
          or organization)

        Route 521 West
         P.0. Box 346
  Andrews, South Carolina                               29510
---------------------------------       ------------------------------------
   (Address of principal                             (Zip Code)
   executive offices)

Issuer's telephone number:  (803) 221-5100

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

                     Yes   X         No
                         -----          -----

The issuer is unable to state the aggregate market value of shares of the issuer's no par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of a specified date within 60 days prior to the date of filing. There has been no active trading market in the Registrant's Common Stock since April

1991. There have been sporadic bid and ask quotations for the Common Stock generally at the level of $.125 to $.375 bid and $.25 to $.50 ask. Based on these quotations the aggregate market value of shares of the Common stock held by non-affiliates, as of March 15, 1997, would be $431,384.

The Registrant's revenues for the fiscal year ended December 31, 1996 were $13,987,555.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes   X   No
                                                   -----    -----

The number of issued and outstanding shares of the issuer's no par value Common Stock, its only outstanding class of Common Stock, as of February 28, 1997 was 1,963,563.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Items incorporated by reference:  None

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

                 On August 2, 1991, the Registrant filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of South Carolina. On February 7, 1994, the Registrant's Plan of Reorganization was confirmed by the Bankruptcy Court. The Registrant's business operations and marketing efforts are hampered by the Registrant's poor financial condition. See the discussion under "Management's Discussion and Analysis or Plan of Operation" under Item 6, Part II of this Report.

                 The Registrant primarily manufactures and markets single use gloves for use in various applications where clean, protective handcovers are important, such as the medical market, beauty and barber shops, food processing, electronics and computer assembly, photo finishing and janitorial services. The Registrant manufactures vinyl and latex gloves.

                 During 1996 five of the Registrant's six glove making machines operated. Not all five machines operated continually, but four machines generally operated 24 hours per day on a five-day a week basis. The Registrant's vinyl and latex glove manufacturing facilities operated at approximately 65% and 43% of its five-day capacity, respectively, in 1996.

                 The Registrant also manufactured a line of surgical adhesive drapes and a limited line of other single use medical items. The Registrant sold its surgical drape assets in March of 1996. See "Sale of Surgical Drape Assets" below.

                 The Registrant markets its products primarily to medical and industrial supply companies. These supply companies frequently resell the Registrant's products under their private labels. The Registrant has focused on serving these supply companies as an independent product source and generally does not make direct sales to end users.

MEDICAL MARKET

                 Initially the Registrant sold only vinyl gloves to the medical market, but began selling latex gloves also in 1989. Because of changes in the market, the Registrant elected to discontinue vinyl glove sales to the medical market in March 1993. In 1996, 41% of the Registrant's latex glove sales were to the medical market. The Registrant sold its surgical drapes and scrub and prep sponges exclusively to the medical market.

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

                 The gloves are used in applications in which hand-contour, tactile sensitivity, flexibility and a reduction of the risk of contamination and disease transfer are important. The Registrant's vinyl and latex glove lines include lightly powdered and powder free gloves. Medical gloves are used for non-invasive medical procedures as well as in non-medical applications, such as beauty and barber shops, food processing, janitorial services, photo finishing and for consumer use. Powder free gloves are used primarily in non-medical applications such as in the electronics and computer manufacturing industries and other "cleanroom" environments.

                 The Registrant has pending an application to the Food and Drug Administration ("FDA") for approval to market a new line of antimicrobial vinyl gloves which incorporate the antimicrobial substance Micreban(R) into the glove. The Registrant has an exclusive license in the United States and Canada for the use of Micreban(R) in its gloves. The Registrant's application has been pending since December 1991 and is still active. The Registrant filed requested substantiating technical data with the FDA during March of 1996. Additional technical data was filed with the FDA in November 1996. The FDA and Environmental Protection Agency are currently determining which Agency has final determination over food additive petitions. Phoenix has been advised that this should not cause additional delays in the approval process.

                 For many applications either latex or vinyl gloves may be used. Latex gloves stretch and are deemed more appropriate for use with small instruments or other applications where a tight fit is important. Vinyl gloves are appropriate in applications where maximum retention of the user's feel is important and a snug fit is not important. Latex gloves historically have been more expensive than vinyl gloves. However, during 1990 latex glove prices declined substantially to the point where latex glove prices were less than or equal to vinyl glove prices. This price relationship continued through 1996.

                 The Registrant offers its gloves in a variety of packages depending upon the intended end use. Gloves are sold in dispenser packs, resealable bags and heat-sealed pouches. Dispenser packs contain up to 100 gloves and are similar to facial tissue boxes. Dispenser packs for medical uses are generally sold to medical supply companies which market them under private labels. Dispenser packs which are not resold under a customer's private label are marketed under the Registrant's name when sold for medical uses, and under the tradename "Sup-pli Line" when sold for non-medical uses.

                 Vinyl gloves accounted for 57.9%, 59.8% and 71.7% of the Registrant's total sales in 1994, 1995 and 1996, respectively. Latex gloves accounted for 35.6%, 35.4% and 28.3% of the Registrant's total sales in 1994, 1995 and 1996, respectively.

                 Surgical Drapes and Related Products. Surgical drapes are body surface covers used to maintain a sterile field during medical procedures. The Registrant's drapes, which generally are made of polyethylene film, are produced in various configurations including incise, aperture and towel drapes. Incise drapes are designed for making incisions directly through the drape. Aperture drapes have an opening which is positioned around the operative site. Towel drapes are applied with an adhesive backing along the operative site to enhance protection of the prepared surgical area. Surgical drapes accounted for 4.8% and 3.7% of total sales in 1994 and 1995, respectively. The Registrant also manufactures scrub and prep sponges for the medical market. Sales of these products accounted for less than 3% of total sales in 1994 and 1995 and $163,000 or 1.2% in 1996. The Registrant sold its surgical drape assets in March of 1996. See "Sale of Surgical Drape Assets" below.

MANUFACTURING OPERATIONS

                 Vinyl glove manufacturing requires control in the formulation of liquid vinyl, as well as in the dipping, molding and curing of the gloves at specified temperatures. Gloves are manufactured on long, integrated, continuous process machines. The Registrant currently has five vinyl glove machines. The Registrant began manufacturing vinyl gloves on a six and two-thirds day week, three-shift production schedule in the third quarter of 1987. Since 1989, because of an oversupply of vinyl gloves, the Registrant has manufactured gloves on a five-day a week schedule with frequent periods of time when one or more of the Registrant's machines was not operating. One of the Registrant's vinyl glove machines will require upfitting at a cost of more than $200,000 to make it operational.

                 Latex glove manufacturing is similar to that of vinyl gloves. The primary difference between the two processes is that latex gloves go through a multiple dip process while vinyl gloves go through a single dip process. The Registrant's latex glove machine has a capacity of approximately 59% of the Registrant's total vinyl glove manufacturing capacity. The latex machine operated at approximately 43% of its five-day a week capacity during 1996.

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

MARKETING AND DISTRIBUTION

                 The Company conducts its sales and marketing activities through a network of manufacturers' representatives whose efforts are directed by a national sales manager and two area sales managers. The Company's President is responsible for all export sales, which accounted for 10% of total sales in 1996, and for several national accounts. The Company's major customers are industrial, safety and lab supply distributors.

                 The major portion of the Registrant's products are shipped within 30 days after being ordered; the remainder of its orders are placed from three to nine months in advance of the requested delivery date. Advance orders are not considered firm until the customer issues a release for shipment, so backlog is not necessarily indicative of the Registrant's level of business activity. The Registrant's backlogs at the end of 1994, 1995 and 1996 were $230,000, $483,000 and $247,000, respectively. The 1996 backlog reflects a 5-day service level, the norm for the industry. The backlog figures are based on firm orders to be filled over the subsequent four weeks.

MAJOR CUSTOMERS

                 The Registrant's five largest customers accounted for approximately 28.2% of sales in 1996. No customer individually accounted for 10% or more of total sales in 1996.

RAW MATERIALS

                 The primary raw materials used in the manufacturing of vinyl gloves are PVC resin (a granular polymer) and plasticizer, both of which are petrochemicals and in adequate supply from several sources. The primary raw material for latex gloves is natural latex, which is available in adequate supply.

COMPETITION

                 The principal manufacturer of vinyl gloves sold in the United States is MAXXIM. Other major United States manufacturers of vinyl gloves include Baxter Healthcare Corp., The Oak Rubber Company and the Registrant. The leading United States manufacturers of latex examination gloves include Baxter Healthcare Corporation, Tillotson Corp. and Aladan Corporation. The Registrant's competitors are generally larger and have greater financial resources than the Registrant.

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

LICENSES AND TRADEMARKS

                 The Registrant has license agreements with Micreban(R) Products Co. for the use of Micreban(R) and Micreban(R) Extended Polymer Film in single use gloves. These agreements give the Registrant an exclusive license in the United States and Canada for the use of such materials in single use gloves and a non-exclusive license for the sale of such gloves in the rest of the world. The licenses are contingent on the Registrant making purchases from or payments to Micreban(R) Products Co. of up to $3,000 per month, once the Registrant has received FDA approval to market the products. FDA approval to market gloves with Micreban(R) has been applied for but not yet granted.
The licenses were renewed in October 1995 and are renewable for additional two-year periods at the Registrant's option. The licenses may be terminated by the Registrant on 120 days notice.

                 Patents. The Registrant has a patent pending for its antimicrobial glove (Patent Application S.N. 239,880).

SALE OF SURGICAL DRAPE ASSETS

                 On March 22, 1996, the Registrant sold to Microtek Medical, Inc. ("Microtek") all of the Registrant's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Registrant's manufacture and sale of scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Registrant's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments, resulting in a maximum total purchase price of $3,000,000. Registrant's sales of items produced by the assets sold to Microtek accounted for 4% of its total sales in 1995 and 5% in 1994.

EMPLOYEES

                 As of December 31, 1996, the Registrant employed 284 persons, of whom 246 were hourly employees engaged in production,

25 were engaged in executive, administrative or clerical functions and 13 were supervisors. One employee is part time; all other employees are full time.

                 The Company's hourly production employees are represented by the Union of Needletraders, Industrial and Textile Employees ("UNITE"). In March 1997 the Company entered into a new agreement with UNITE which will expire in March 2000. The Company considers its present relationship with its employees to be good.

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

                 During a Phase II environmental audit of the Registrant's properties in 1993, an area of approximately 750 to 1000 square feet was identified as contaminated by a petroleum product. Corrective action is currently in process. Estimated total expenditures are $75,000 to $100,000 over a three year period.

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

ITEM 2.  DESCRIPTION OF PROPERTY

                 The Registrant's executive offices, manufacturing operations and warehouse are housed in an approximately 150,000 square foot building owned by the Registrant and located on a 96 acre site one mile west of Andrews, South Carolina. At December 31, 1996, such properties were subject to a mortgage with a principal balance of $1,659,300. See also the discussion below in "Legal Proceedings" under Item 3, Part I of this Report. The building was constructed in phases from 1978 through 1988 specifically for use by the Registrant. In 1988, the Registrant approximately doubled the size of its manufacturing and warehouse space. The Registrant's main plant is constructed of brick and metal siding and is designed for expansion without interruption to production. The Registrant believes the building is adequately covered by insurance. The Federal tax basis for the buildings is $527,020. The Registrant's current tax rate is 20%. For Federal income tax purposes, the Registrant takes depreciation on the building using the straight-line method and an assumed useful life of 39 years.

                 The Registrant's vinyl and latex glove manufacturing facilities operated at approximately 65% and 43%, respectively, of its twenty-four hour, five-day a week capacity, in 1996 versus 56% and 59%, respectively, in 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                 There has been no active trading market in the Registrant's Common Stock since April 1991. During the year ended December 31, 1995, for the first time since 1991, bid and ask quotations appeared sporadically in the National Quotation Bureau "pink sheets." During 1996 these quotations generally were at a bid price of 1/8 and an ask price of 5/8 per share.

                 The Registrant has not paid cash dividends. Because of the Registrant's financial condition, the Registrant does not expect to pay dividends in the foreseeable future.

                 As of February 28, 1997, there were 759 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

                 Sales for 1996 were $13,988,000, up 2.5% over sales in 1995. Latex glove sales were $3,965,000 in 1996, 16.3% less than 1995's sales of $4,730,000. The decrease of $765,000 was attributable to the expiration of the Company's contract with the Department of Defense in November 1995 which accounted for $1.1 million in sales or 23.3% of 1995 latex glove sales. The Company's other latex glove sales increased 9.2% in 1996. Vinyl glove sales were $9,758,000, 19.7% greater than for 1995. More than ninety percent of the $1,618,000 increase in vinyl glove sales resulted from increased sales to cleanroom operators, such as semiconductor chip manufacturers. During 1996, less than 2% of the Company's sales resulted from the sale of non-glove products. Non-glove product sales were 5% of total sales in 1995. The decrease resulted from the March 1996 sale of the Company's skin drape business. See "Sale of Surgical Drape Assets."

                 Cost of goods sold, as a percent of net sales, was 89.8% in 1996 and 90% in 1995. The slight decrease reflected an improved product mix with higher selling prices, offset to a large extent by plastics material cost increases and energy cost increases.

                 Selling and Administrative ("S&A") expenses increased $61,000 during 1996 to $1,705,000. As a percent of sales, S&A expense was 12.2% in 1996 as compared with 12.0% in 1995. Selling expense was $689,000 in 1996, down from $728,000 in 1995. Administrative expense was $1,016,000 in 1996, 7.3% of sales, as compared with $916,000, 6.7% of sales in 1995. The increase resulted from the addition of a Systems Analyst, the realignment of some production reporting clerical functions from manufacturing to finance and accounting, and costs related to the Company's efforts toward IS09001 certification, an international standards organization for product quality.

                 Net income for 1996 was $324,000 as compared with a net income of $3,792,000 for 1995. The 1996 results include a gain of $760,000 from the sale of assets, an extraordinary gain of $272,000 from debt forgiveness by unsecured trade creditors and a loss of $112,000 resulting from the writedown of a non-operating asset. The 1995 results include a $4,619,000 gain from debt discharge and a retroactive adjustment for an accounting change which resulted in a gain of $112,000. Excluding the extraordinary gains and losses, the Company experienced losses of $597,000 in 1996 and $938,000 in 1995.

                 During 1996 the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The years' 1995, 1994 and 1993 results have been retroactively restated for the accounting change.

Liquidity and Capital Resources

                 During 1996, the Company's operations used $1,001,000 of cash compared with $383,000 used in 1995. The Company used $250,000 cash on needed capital expenditures during 1996, as compared with $72,000 in 1995. The sum of inventories, accounts receivable and prepayments increased $530,000 during 1996, compared with an increase of $488,000 during 1995. During 1996, the Company decreased its accounts payable, accrued expenses and other liabilities by $219,000 as compared with the prior year's increase of $716,000. At December 31, 1996, the Company's borrowing against its $3,000,000 line of credit was $2,452,000.

                 At December 31, 1996, the Company was not in compliance with some financial covenants in its credit agreements, but the violations have been waived by the banks. The Company was not in compliance with the financial covenants related to working capital and the current ratio due to financial accounting rules changes relating to the classification of certain long term debt which is subject to a subjective acceleration clause and a lock box arrangement. As a result, the Company's revolving credit facility, which expires in March 1999, was reclassified in 1996 as current debt. In addition, the report of Arthur Andersen LLP on the financial statements for the year ended December 31, 1996 contains explanatory language which raises doubt about the Company's ability to continue as a going concern; the financial covenants require an unqualified accountants' report.

                 The Company is hoping for a 1997 increase in sales of approximately 15% due to continuing market share growth in cleanroom vinyl gloves and the introduction of new cleanroom gloves manufactured of 100% synthetic, latex-like nitrile. Initial evaluations are good and sales of the new product have begun. Second half 1997 should produce substantial sales growth. During 1997 the Company also expects to market antimicrobial food service gloves to European markets, where the antimicrobial agent has been approved for direct food contact. Initial start-up costs associated with both new glove products should be overcome before mid-1997.

                 Cash from operations and expected additions to the Company's line of credit will, in the opinion of management, be adequate to support the Company's operations in 1997. Borrowing against the line of credit during 1997 will not exceed the credit limit of $3,000,000.

                 The Company's bank debt at December 31, 1996 stood at $4,300,000 versus $4,200,000 at December 31, 1995. Interest expense for 1996 was $491,000 as compared with $644,000 in 1995.

                              ARTHUR ANDERSEN LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Phoenix Medical Technology, Inc.:

We have audited the accompanying balance sheets of Phoenix Medical Technology, Inc., (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Medical Technology, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, the Company has given retroactive effect to the change in accounting for inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 4, the Company has experienced significant losses from operations in the prior three fiscal years and those losses have continued subsequent to the year ended December 31, 1996. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 4. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                           /s/ Arthur Andersen LLP

Columbia, South Carolina,
   February 28, 1997.


ITEM 7.  FINANCIAL STATEMENTS

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
Phoenix Medical Technology, Inc.

DECEMBER 31,                                                                          1996            1995
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash .........................................................................    $    54,161     $    89,411
Accounts receivable (net of allowance for doubtful
  accounts of $20,000 in 1996 and $70,000 in 1995) ...........................      1,826,399       1,782,804
Inventories (Note 2)  ........................................................      1,556,118       1,423,280
Prepayments and other  .......................................................         76,660          56,417
-------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS ......................................................      3,513,338       3,351,912

OPERATING PROPERTY, PLANT AND EQUIPMENT:
 Land ........................................................................        175,000         175,000
 Buildings and improvements ..................................................      4,536,958       4,521,352
 Machinery and equipment .....................................................      6,802,801       6,993,373
 Construction in progress ....................................................        103,589         -0-
-------------------------------------------------------------------------------------------------------------
                                                                                   11,618,348      11,689,725
 Less-accumulated depreciation ...............................................     (7,883,968)     (7,748,033)
-------------------------------------------------------------------------------------------------------------
   Net operating property, plant and equipment ...............................      3,734,380       3,941,692
-------------------------------------------------------------------------------------------------------------
NONOPERATING EQUIPMENT, NET ..................................................        638,522         751,008
OTHER ASSETS .................................................................        447,665         335,307
-------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS ..............................................................    $ 8,333,905     $ 8,379,919
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
 Accounts payable and accrued expenses .......................................    $ 1,281,158     $ 1,334,980
 Revolving line of credit ....................................................      1,739,304       1,921,015
 Current portion of long term debt ...........................................        252,232         346,497
-------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES .................................................      3,272,694       3,602,492
-------------------------------------------------------------------------------------------------------------
LONG TERM DEBT ...............................................................      2,299,277       1,922,338
OTHER LIABILITIES ............................................................        760,501       1,177,614
-------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES  ........................................................      6,332,472       6,702,444
-------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT:
 Common stock - stated value $.10; shares authorized,
  5,000,000 in 1996 and 1995; shares issued and
  outstanding, 1,963,563 in 1996 and 1995 .....................................       196,356         196,356
 Paid-in capital  .............................................................     7,224,503       7,224,503
 Warrant (Note 6) .............................................................     1,235,184       1,235,184
 Deficit (Note 2) .............................................................    (6,654,610)     (6,978,568)
-------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' INVESTMENT .............................................     2,001,433       1,677,475
-------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT .............................   $ 8,333,905     $ 8,379,919
=============================================================================================================

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

STATEMENTS OF OPERATIONS
Phoenix Medical Technology, Inc.

FOR THE YEARS ended DECEMBER 31,                                       1996               1995               1994
---------------------------------------------------------------------------------------------------------------------------
Net Sales ..........................................................   $ 13,987,555          $13,644,441        $12,705,820
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Cost of goods sold ...............................................    (12,561,495)         (12,219,671)       (11,130,467)
  Selling and administrative expenses ..............................     (1,705,152)         (11,643,702)        (1,678,014)
---------------------------------------------------------------------------------------------------------------------------
  Total operating expenses .........................................    (14,266,647)         (13,863,373)       (12,808,481)
---------------------------------------------------------------------------------------------------------------------------
Loss from operations ...............................................       (279,092)            (218,932)          (102,661)
Other income (expense):
  Interest income ..................................................         60,981                2,591             14,983
  Interest expense .................................................       (490,758)            (610,425)          (715,198)
  Gain on sale of assets (Note 11) .................................        760,731                -0-                -0-
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items and
  extraordinary items ..............................................         51,862             (826,766)          (802,876)
---------------------------------------------------------------------------------------------------------------------------
Reorganization items (Note 3) ......................................          -0-                  -0-               (5,550)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items ...........................         51,862             (826,766)          (808,426)
---------------------------------------------------------------------------------------------------------------------------
Extraordinary items:
  Gain on debt discharge (Notes 3 and 6) ...........................        272,096            4,618,842          1,131,726
---------------------------------------------------------------------------------------------------------------------------
Net income .........................................................   $    323,958          $31,792,076        $   323,300
===========================================================================================================================
Income (loss) per share (Note 2):
  Before extraordinary items .......................................   $       0.03          $     (0.42)       $     (0.42)
  Extraordinary items ..............................................           0.14                 2.35               0.58
---------------------------------------------------------------------------------------------------------------------------
Net income per share ...............................................   $       0.17          $      1.93        $      0.16
===========================================================================================================================
Weighted average shares and share equivalents
  outstanding used to compute earnings per share ...................      1,963,563            1,963,563          1,963,563
===========================================================================================================================

                The accompanying notes to financial statements
                   are an integral part of these statements.

STATEMENTS OF SHAREHOLDERS' INVESTMENT
Phoenix Medical Technology, Inc.

For the years ended December 31, 1996, 1995 and 1994

                                              COMMON STOCK
                                          ----------------------
                                                                                                  RETAINED           TOTAL
                                                                     PAID-IN                      EARNINGS       SHAREHOLDERS
                                           SHARES        AMOUNT      CAPITAL         WARRANT      (DEFICIT)       INVESTMENT
                                          ---------     --------    ----------     ----------   ------------     ------------
Balance, December 31, 1993
  as previously reported .............    1,963,563     $196,356    $7,224,503     $    -0-     $(11,227,879)    $(3,807,020)

Retroactive effect on prior
  years of change in accounting
  (Note 2) ...........................        -0-          -0-          -0-             -0-          133,935         133,935

----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993,
  as restated  .......................    1,963,563     $196,356    $7,224,503     $    -O-     $(11,093,944)    $(3,673,085)

  Net income (Note 2)  ...............        -0-          -0-           -0-            -0-          323,300         323,300

----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994 ...........    1,963,563      $196,356   $7,224,503     $    -0-     $(10,770,644)    $(3,349,785)

  Net income (Note 2)  ...............        -0-           -0-          -0-            -0-        3,792,076       3,792,076

  Warrant issued   ...................        -0-           -0-          -0-        1,235,184            -0-       1,235,184

----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ...........    1,963,563      $196,356   $7,224,503     $1,235,184   $ (6,978,568)    $ 1,677,475

  Net income .........................        -0-           -0-          -0-            -0-          323,958         323,958

----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ...........    1,963,563      $196,356   $7,224,503     $1,235,184   $ (6,654,610)    $ 2,001,433

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
Phoenix Medical Technology, Inc.



FOR THE YEARS ENDED DECEMBER 31,                                            1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income ............................................................. $  323,958     $ 3,792,076    $  323,300
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation and amortization ..........................................    496,662         469,977       522,272
  Extraordinary items: Gain on debt discharge ............................   (272,096)     (4,618,842)   (1,131,726)
  Gain on sale of assets (Note 11) .......................................   (760,731)          -0-           -0-
  Loss on nonoperating equipment .........................................    112,486           -0-           -0-
  Changes in assets and liabilities:
      Increase in accounts receivable, net ...............................    (43,595)       (238,467)     (279,474)
      Increase in inventories ............................................   (466,448)       (289,751)      (36,711)
      (Increase) decrease in prepayments and other .......................    (20,243)         39,765       (29,174)
      Increase in other assets ...........................................   (151,708)       (253,686)      (97,830)
      (Decrease) increase in accounts payable,
         accrued expenses, and other liabilities .........................   (218,839)        715,744       671,891
-----------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities ................................ (1,000,554)       (383,184)      (57,452)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to operating property, plant
     and equipment, net ..................................................   (250,000)        (71,640)     (101,248)
-----------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities ................................   (250,000)        (71,640)     (101,248)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from sale of assets (applied to debt) ...........................  1,114,341           -0-           -0-
Proceeds from issuance of long term debt .................................    750,000           -0-           -0-
(Repayments on) borrowings under
  revolving loan agreement, net ..........................................   (181,711)        587,941       253,825
Reduction of long term debt ..............................................   (467,326)        (90,125)     (191,372)
-----------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities ............................  1,215,304         497,816        62,453
-----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash ..........................................    (35,250)         42,992       (96,247)
Cash at beginning of year ................................................     89,411          46,419       142,666
-----------------------------------------------------------------------------------------------------------------------
Cash at end of year ...................................................... $   54,161     $    89,411    $   46,419
=======================================================================================================================
Supplemental disclosures' of cash flow information:
Cash paid during the year for interest ................................... $  492,484     $   441,104    $  427,702
Cash paid during the year for reorganization items:
      Professional fees ..................................................      -0-             3,857         9,186
      Trustee fees .......................................................      -0-             -0-           8,750
      Other ..............................................................      -0-             -0-           9,230
      Unsecured creditors ................................................    134,867          43,448        39,368
Supplemental schedule of non cash investing and
  financing activities:
      Conversion of accrued expenses to long term debt ...................      -0-           531,769       925,245
      Conversion of long term debt to warrant ............................      -0-        $1,235,184         -0-

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Phoenix Medical Technology, Inc.
December 31, 1996, 1995, and 1994


NOTE I - ORGANIZATION AND GENERAL

         Phoenix Medical Technology, Inc. (a Delaware Corporation) , hereinafter referred to as the Company, manufactures, markets and distributes a range of single use vinyl and latex gloves for use in various applications where clean, protective handcovers are important. The Company's gloves are primarily used for healthcare services, beauty and barber shop services, food processing, electronics and computer manufacturing and assembly, photo finishing and janitorial services. The Company markets its products to medical and industrial supply companies and generally does not make direct sales to end users.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Change - During the fourth quarter of 1996, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and a better matching of inventory costs with product sales. This change has been applied by retroactively restating the accompanying financial statements for prior years. The balances of retained earnings for the years ended December 31, 1995, 1994 and 1993 have been adjusted for the effect of applying retroactively the new method of valuing inventories. The following summarizes the effect of changing the accounting method for valuing inventories.

                                                            1995                                      1994
                                            ---------------------------------          ---------------------------------
                                             Income (Loss)                              Income (Loss)
                                            Before Extraor-                            Before Extraor-
                                              dinary Gain           Net Income          dinary Gain           Net Income
------------------------------------------------------------------------------------------------------------------------
As previously reported                        $(938,479)            $3,680,363           $(873,599)           $258,127
Effect of change in ac-
  counting method for
  inventories                                   111,713                111,713              65,173              65,173

-----------------------------------------------------------------------------------------------------------------------

As restated                                    (826,766)             3,792,076            (808,426)            323,300

Per share amounts, as
  previously reported                         $   (0.48)            $     1.87           $   (0.45)           $   0.13

Effect of change in ac-
  counting method for
  inventories                                      0.06                   0.06                0.03                0.03

-----------------------------------------------------------------------------------------------------------------------

Per share amounts, as
  restated                                    $   (0.42)            $     1.93           $   (0.42)            $  0.16


     Inventories - Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out "FIFO") method of inventory accounting (See Accounting Change note above.) Inventory costs include materials, direct labor and factory overhead. Inventories consist of the following:

                                                                                     December 31,
                                                                              ---------------------------
                                                                                 1996            1995
                                                                              ---------------------------
                   Raw materials and supplies................................ $  430,549      $  572,358
                   Work-in-process...........................................      -0-             5,976
                   Finished goods............................................  1,125,569         844,946
                                                                              ----------      ----------
                                                                              $1,556,118      $1,423,280
                                                                              ==========      ==========


     Property, Plant and Equipment - All property, plant and equipment are stated at cost. Interest capitalized during construction periods is included in plant and equipment and depreciated over the life of the asset. No interest was capitalized during 1996, 1995 or 1994. Plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

         Buildings and improvements............. 20-33 years
         Machinery and equipment................   3-9 years.

       Other Assets - The Company capitalized certain costs related to the refinancing of debt (see Note 6). Loan costs are amortized on a straight-line basis over the term of the related loans.

       Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This Standard requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     Fair Values of Balance Sheet Financial Instruments - The carrying amounts reported in the accompanying Balance Sheets for cash, accrued expenses and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value because the underlying instruments are variable rate notes that reprice frequently. The fair values of long-term other liabilities are estimated by discounting future cash flows using borrowing rates currently available to the Company for unsecured obligations with similar terms and maturities. At December 31, 1996, the estimated fair value of the Company's long-term other liabilities approximates $583,000.

       Revenue Recognition - The Company recognizes revenue upon shipment of products to customers.

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

     Reclassifications - Certain prior year balances were reclassified to conform to the 1996 presentation.

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

       The Company accounted for all transactions related to the reorganization proceedings in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" issued by the American Institute of Certified Public Accountants in November 1990. Certain expenses, primarily professional fees, resulting from the reorganization proceedings, are reported separately in the 1994 statement of operations as reorganization items.

       As of December 31, 1996, the following obligations are outstanding related to the Company's bankruptcy proceedings:

     Unsecured Claims - Unsecured creditors who were owed a total of $1,475,715 in prepetition accounts payable and accrued liabilities are being paid a pro rata portion of $11,200, plus interest at the prime rate, on the fifteenth day of each quarter for twenty quarters. In addition, if the Company has net income after debt principal and interest payments in the fifth fiscal year after Confirmation, unsecured creditors will be paid a pro rata portion of $300,000 beginning March 31 of the sixth year after Confirmation. If sufficient net income is not generated in the fifth year after Confirmation to pay the $300,000 in full, pro rata payments shall be made on March 31 of each year following the year in which the Company has had net income, until the $300,000 is paid in full. The total of both forms of payment, as allowed by the Plan, is $524,000. Therefore, the amount of debt forgiven under the Plan for unsecured claims is $951,715. However, the Company made a $4,000 payment on a priority claim which had been forgiven by the Plan. The adjusted debt forgiveness is $947,715, which is included in the gain on debt discharge reported in the 1994 Statement of Operations.

       During fiscal 1996, the Company offered its unsecured creditors an option to receive payment of the remaining portion of allowed claims in a single payment. This option required the unsecured creditors to release their bankruptcy claims against the Company including their right to receive future payments of the pro rata portion of $300,000 discussed above. In fiscal 1996, the Company recognized a $272,096 gain on debt discharge resulting from the release by certain of its unsecured creditors of their unsecured bankruptcy claims against the Company.

     Deferred Compensation - Post-petition deferred compensation owed to two officers of the Company in the amount of $170,000 was to be paid in cash over a 48 month period beginning in the thirteenth month after confirmation of the Plan. The debt refinancing discussed at Note 6 modified the terms of repayment. Under separate agreements with NationsBank and CIT, the two officers have agreed to waive their right to receive payment of all or any portion of their deferred compensation of $170,000 until such time as all obligations of the Company to NationsBank and CIT have been repaid.

     Pre- and Post-Petition Property Taxes - The payment terms for pre- and post-petition property taxes were modified in conjunction with the debt refinancing discussed at Note 6. The agreement between the Company and Williamsburg County, South Carolina requires interest payments at the rate of 7% on the unpaid balance and 84 monthly principal payments beginning April 1, 1997.


NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern and presumes the realization of assets and the settlement of liabilities in the ordinary course of business. As discussed in Note 3, the Company received approval of the reorganization plan from the Bankruptcy Court in 1994. As discussed in Note 6, the Company completed the refinancing of the NationsBank debt in 1995.

     The Company has continued to incur substantial operating losses that raise substantial doubt about its ability to continue as a going concern. Management's operating plans include adding salesmen to increase its sales volume, and continued close monitoring of cost, as well as concentrating their sales efforts on a more profitable product mix. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

     Accounts payable, accrued expenses and other liabilities consisted of the following at December 31, 1996 and 1995:

                                                                         December 31,
                                                               --------------------------------
                                                                   1996                  1995
                                                               --------------------------------
Accounts payable..........................................     $  645,716            $  727,224
Accrued compensation and
     payroll taxes........................................        291,826               249,970
Accrued property taxes....................................        193,127               184,472
Other current liabilities.................................        150,489               173,314
                                                               ----------            ----------
     Total accounts payable and
     accrued expenses.....................................     $1,281,158            $1,334,980
                                                               ==========            ==========

Accounts payable, long term...............................         31,417               396,388
Accrued property taxes....................................        559,084               611,226
Deferred compensation.....................................        170,000               170,000
                                                               ----------            ----------
Total other liabilities...................................     $  706,501            $1,177,614
                                                               ==========            ==========


NOTE 6 - DEBT

     On March 29, 1995, the Company completed a refinancing of the NationsBank debt by replacing such debt with debt facilities provided by Carolina First Bank and The CIT Group/Credit Finance. The Company used the net proceeds of the Carolina First loan and the initial funding of the CIT facility to settle its indebtedness with NationsBank. Pursuant to such settlement, the Company also issued a note recorded in the amount of $248,959 to NationsBank and a warrant to purchase up to 496,058 shares of the Company's Common Stock exercisable at a price of $0.03125 per share. The warrants are exercisable within two to ten years from March 27, 1995, the date of the loan agreement and were valued at $1,235,184. The Company has reported in the 1995 Statement of Operations, a gain on debt discharge of $4,618,842 related to the debt forgiven.

     Summarized below is the Company's debt at December 31, 1996 and 1995 and the terms of the debt. Substantially all assets are pledged as collateral against the loans.

                                                                     December 31,
                                                             ----------------------------
                                                                1996              1995
                                                             ----------        ----------

Revolving loan payable to bank, interest accrues
    at prime plus 3.25% (8.25% at December 31, 1996)
    with scheduled maturity in 1999, secured by the
    Company's eligible inventory and receiveables........... $1,739,304        $1,921,015

Term loan payable to bank, due in scheduled monthly
    installments of $20,184, including interest at
    prime plus 2.0% with scheduled maturity in 2010,
    secured by the Company's real property and
    fixtures................................................  1,659,316         1,723,572

Term loan payable to bank, due in scheduled monthly
    installments of $12,500 plus interest at prime
    plus 3.25% with scheduled maturity in 1999, secured
    by certain assets of the Company........................    712,500             -0-

Term note payable to bank, renegotiated in 1996, due in
    scheduled monthly installments of $5,000 including
    interest at prime plus 2% with scheduled
    maturity in 1998........................................    179,693           221,959

Term loan payable to bank, repaid in 1996...................      -0-             306,250

Other notes payable, repaid in 1996.........................      -0-              17,054
                                                             ----------        ----------
Total debt..................................................  4,290,813         4,189,850

Less - current portion......................................  1,991,536         2,267,512
                                                             ----------        ----------
                                                             $2,299,277        $1,922,338
                                                             ==========        ==========



Maturities of long term debt are as follows:

                            1997               1,991,536
                            1998                 351,613
                            1999                 485,710
                            2000                  81,320
                            2001                  91,354
                      Thereafter               1,289,280

       The Company had outstanding borrowings of $1,739,304 under its revolving loan as of December 31, 1996. Commitment fees are .50% of the unused portion of the revolving loan. Borrowings under this arrangement are secured by liens on receivables and inventory. Pursuant to the revolving credit facility, the Company can borrow up to 50% of the value of the Company's eligible inventory and 85% of the value of the Company's eligible accounts receivable. The total loan availability is $3,000,000, including the $750,000 term loan from the same bank. The Company's revolving loan agreement contains a lock box requirement and a subjective acceleration clause that require the revolving line of credit to be classified as a current liability.

      Borrowings under the Company's revolving loan averaged $1,587,000 during 1996 and $1,847,000 during 1995. Maximum borrowings were $1,944,000 in 1996 and $1,985,000 in 1995. The weighted average interest rate for such borrowings was 14.9% in 1996 and 12.3% in 1995.

      The Company's loan agreements contain certain financial covenant and ratio requirements such as minimum current ratio, minimum working capital, maximum leverage and minimum net worth as defined. The Company is also restricted to maximum annual capital expenditures. As of December 31, 1996, the Company was in compliance with or had obtained appropriate waivers for all covenants of the loan agreements.


   NOTE 7 - INCOME TAXES

     The components of deferred taxes as of December 31, 1996 and 1995 were as follows:


                                                              December 31, 1996          December 31, 1995
                                                              -----------------          -----------------
Deferred tax assets:
   Net loss carryforwards                                         $2,014,000                 $2,480,000
   General business credit
      carryforwards                                                  455,000                    572,000
   Other liabilities and reserves                                    134,000                    173,000
   Valuation allowance                                            (2,034,000)                (2,678,000)
                                                                  ----------                 ----------
      Total deferred tax assets                                      569,000                    547,000
                                                                  ----------                 ----------
 Deferred tax liabilities:
   Basis difference in oper-
      ating property, plant
      and equipment                                                  569,000                    547,000
                                                                  ----------                 ----------

Net deferred taxes                                                     -0-                        -0-
                                                                  ----------                 ----------



      The valuation allowances of $2,034,000 and $2,678,000 as of December 31, 1996 and 1995 respectively were established because in the Company's assessment, it is uncertain whether the deferred tax assets will be realized.

      As of December 31, 1996, net operating loss carryforwards of approximately $7,450,000 for financial reporting purposes and $5,300,000 for tax purposes and general business credits of approximately $455,000 are available to reduce future income taxes payable by the Company. The carryforwards will expire as follows:

                            Net                            Net
                         Operating                      Operating                   General
                           Losses                         Losses                   Business
                        (book basis)                   (tax basis)                  Credits
                        ------------                   -----------                ----------
1997                     $     -                        $      -                  $  43,000
1998                           -                               -                     25,000
1999                           -                               -                     71,000
2000                           -                               -                    168,000
2001                           -                               -                     58,000
2002                           -                               -                     40,000
2003                           -                               -                     50,000
2004                           -                               -                       -
2005                      3,550,000                        600,000                     -
2006                      1,900,000                      2,400,000                     -
2007                        800,000                        600,000                     -
2008                      1,200,000                      1,600,000                     -
2009                           -                           100,000                     -
                        ------------                   -----------                ----------
                         $7,450,000                     $5,300,000                $ 455,000
                        ============                   ===========                ==========

      Due to the loss carryforward position in 1991, the Company eliminated approximately $93,000 of deferred tax liabilities and approximately $31,000 of income taxes payable. As the Company either provided a valuation allowance for or did not recognize tax benefits generated from the net operating losses at December 31, 1996, 1995 and 1994, no income tax provision or benefit was recorded in these years. Deferred income taxes will be reinstated when the above carryforwards are recognized for tax purposes.

      The effective tax rate varied from the federal statutory rate because no deferred tax assets applicable to the net operating losses have been recorded.

      The effective tax rate varied from the federal statutory rate because of the following:

                                                          1996            1995     1994
                                                         ------          ------   ------
      Federal statutory rate                              (34)%           (34)%     (34)%
      Losses carried forward
        for future years                                   34              34        34
                                                         ------          ------   ------
                                                            -               -         -
                                                         ======          ======   ======



NOTE 8 - MAJOR CUSTOMERS, RELATED PARTY TRANSACTIONS AND OTHER
MATTERS

      Sales to the Company's five largest customers were approximately 28% in 1996, 29% in 1995 and 26% in 1994. No customer individually accounted for more than 10% of total sales in 1996, 1995 or 1994. The Company extends credit to its customers, most of which are in the safety supply, medical supply and contamination control industries, or are government agencies.

      The Company entered into non-competition and consulting agreements with two of its officers. In the event of their termination, they will be required to not compete and to provide up to 60 days consulting services per year for two years (can be extended to a third year at the option of the Company). Annual expenses under these agreements will equal each officer's final annual compensation at the time of termination. Total annual compensation related to the officers was $193,000 in 1996, $185,000 in 1995 and $288,000 in 1994. These
officers have forgiven $94,700 of such compensation in 1996 and $103,000 in 1995 and 1994. These officers have no present or future rights to the forgiven compensation.

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

NOTE 9 - RETIREMENT PLAN

      Effective July 1, 1988, the Company adopted the Phoenix Medical Technology, Inc. Savings Plan (the "Savings Plan") to provide employees with a source of income after retirement. The Savings Plan includes 401(k) salary reduction provisions. The Company's contributions are at the discretion of the Board of Directors, subject to certain limitations, and may be made in the form of Company common stock. Contribution expense under the Savings Plan was approximately $4,800 in 1996, $4,600 in 1995 and $4,500 in 1994.

NOTE 10 - STOCK OPTIONS

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

      Transactions under the Option Plans are as follows:

                                      Number of             Option Price
                                        Shares                Per Share
                                      ---------            ---------------
Outstanding 12/31/94 ................   68,200             $0.06 to $15.00
Granted .............................   15,000                 $0.375
Expired .............................   (6,750)                $8.00
Outstanding 12/31/95 and 12/31/96....   76,450             $0.06 to $15.00

      As of December 31, 1996, 128,000 shares have been reserved for issuance under the option plans discussed above.

      In October 1995, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards NO. 123, Accounting For Stock Based Compensation ("SFAS 123"). The provisions of SFAS 123 establish a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company adopted the provisions of SFAS 123 in fiscal 1996 and has retained the intrinsic value method of accounting for stock based compensation required under APB Opinion No.
25. The impact of adopting SFAS 123 was not material and no additional disclosures are required for 1995 and 1996 transactions in the Company's option plans.

NOTE 11 - SALE OF ASSETS

      On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek"), all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information and all other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 of all contingent payments and a maximum total purchase price of $3,000,000. The Company's sales of items produced by the assets sold to Microtek accounted for 4% of their total sales in 1995 and 5% of total sales in 1994. This sale resulted in a gain of approximately $760,000. The contingent payments will be recorded when earned.

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

DIRECTOR ELECTED APRIL 22, 1988:

         Edward W. Gallaher, Sr. Director since 1978. President of the Registrant since its organization in 1978, Treasurer since 1981 and Chief Executive Officer since 1987. He is 64.

DIRECTOR ELECTED APRIL 21, 1989:

         Grover C. Mixon. Director since 1978. Executive Vice President and Chief Operating Officer of the Registrant since 1988. Senior Vice President of the Registrant from 1985 to 1988. Vice President-Operations of the Registrant 1978-1985. He is 53.

DIRECTORS ELECTED APRIL 20, 1990:

         Harold H. Heath. Director since 1979. Owner/Operator of the Big Valley Ranch in the State of Washington since 1981. He is 74.

         Byron M. Layman. Director since 1979. Retired in 1977 as Treasurer of Payne & Company, a wholesale distributor of fabrics. He is 87.

         William T. Sena. Director since 1980. Chairman of Sena, Weller, Rohs, & Williams, Inc., an investment advisory firm, since 1977. He is 60.

         The Registrant's Bylaws provide for a range in the number of directors, with the provision that, until otherwise determined by the Board of Directors, the number of directors shall be fixed at nine. Because of the resignations of directors, there are currently only five directors. There has not been a meeting of the Registrant's shareholders since April 20, 1990. The Board of Directors did not formally meet in 1996, but conferred several times by telephone and exchanged correspondence.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Registrant's knowledge, based solely on a review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

                 The following table sets forth all cash compensation paid to or for the account of the Registrant's chief executive officer. The annual salary and bonus of only the chief executive officer exceeded $100,000 the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE


-----------------------------------------------------------------------------------------------------------------------
                                                                    ANNUAL COMPENSATION
                                                 -------------------------------------------------------

                                                                                         OTHER ANNUAL       ALL OTHER
         NAME AND PRINCIPAL                                                              COMPENSATION     COMPENSATION
              POSITION                   YEAR         SALARY ($)         BONUS ($)           ($)             ($)(1)

-----------------------------------------------------------------------------------------------------------------------
       Edward W. Gallaher, Sr.           1996           $107,750(1)          0               (3)              $924
     President, Treasurer, Chief     ------------------------------------------------------------------------------------
   Executive Officer and Director        1995           $ 95,000(3)          0               (3)              $924
                                     ------------------------------------------------------------------------------------
                                         1994           $ 95,000(3)          0               (3)              $924
========================================================================================================================

---------------------------

(1) Amount of vested and unvested Registrant contributions under the Registrant's Savings Plan, a 401(k) Plan.

(2) Does not include $53,250, $60,000 and $60,000 in 1996, 1995 and 1994, respectively, of annual salary forgiven by Mr. Gallaher. Mr. Gallaher has no present or future right to such amount; however, Mr. Gallaher's annual salary as established by the Board of Directors remains $155,000.

(3) Mr. Gallaher did not receive personal benefits during the listed years in excess of 10% of annual salary and bonus.

    The following table shows, on an aggregated basis the 1996 fiscal year-end value of unexercised options and SARs held by Mr. Gallaher. No stock options or tandem SARs were exercised by Mr. Gallaher during the fiscal year ended December 31, 1996.

                    AGGREGATED OPTION/SAR EXERCISES IN 1996
                          AND FY-END OPTION/SAR VALUES

--------------------------------------------------------------------------------------------------------------------------
                                                                    NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-
                                SHARES                             OPTIONS/SARS AT FY-END       THE-MONEY OPTIONS/SARS
                              ACQUIRED ON      VALUE REALIZED              (# SH)                   AT FY-END ($)
           NAME             EXERCISE (#SH)         ($)           EXERCISABLE /UNEXERCISABLE   EXERCISABLE /UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------------
  Edward W. Gallaher, Sr.       0                  0                    7,250 / 0                       0
==========================================================================================================================





EMPLOYMENT AGREEMENTS

         In March 1984, the Registrant entered into non-competition and consulting agreements with Messrs. Gallaher and Mixon. Under these agreements, after the officers' termination, each of them will be required not to compete with the Registrant and to provide up to 60 days consulting services per year for two years. Annual payments under these agreements will equal each officer's final annual compensation at the time of termination. The current annual salaries of Messrs. Gallaher and Mixon, as established by the Board of Directors is $155,000 and $133,000, respectively. However, Messrs. Gallaher and Mixon forgave $53,250 and $41,450, respectively, of such salaries for the fiscal year ended December 31, 1996 and have no present or future right to such forgiven amounts.

DIRECTORS' FEES

         The Directors of the Company who are not employees are traditionally paid an annual fee of $3,000 plus $500 for each Board meeting attended and each Committee meeting attended which is not held on the same day as a Board meeting. The Chairman of the Board traditionally receives an annual fee of $5,000, in lieu of the $3,000 fee paid to non-employee Directors. Each Chairman of a Committee who is not an employee traditionally receives an additional $1,000. No fees were paid to the Directors during 1996 due to the severe financial condition of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 15, 1997, with respect to the beneficial ownership of the Registrant's Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than 5% of such outstanding shares, (ii) each director of the Registrant, (iii) the named executive officers and (iv) all directors and officers of the Registrant as a group:

                                 Number of Shares             Percentage
                                  and Nature of               of Shares
  Name and Address           Beneficial Ownership(1)         Outstanding
---------------------        ----------------------          -----------
Harold H. Heath                     19,000 (2)(3)                    (4)

Byron M. Layman                     26,000 (5)                  1.2% (6)

William T. Sena                     21,400 (2)                  1.1%

Edward W. Gallaher, Sr.            108,445 (7)                  5.5% (6)
Route 521 West
P.O. Box 346
Andrews, SC  29510

Grover C. Mixon                     69,584 (8)                  3.5% (6)
Route 521 West
P.O. Box 346
Andrews, SC  29510

All Officers and
Directors of the
Registrant as a Group              238,029 (9)                 12.1% (10)

-------------------------

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

                                    PART IV

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K


                 (A) EXHIBITS

                 See INDEX to EXHIBITS.

                 (B) REPORTS ON FORM 8-K

                 The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1996.

             ITEMS 3, 4, 8 AND 12 ARE INAPPLICABLE AND ARE OMITTED.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PHOENIX MEDICAL TECHNOLOGY, INC.


Dated: March 24, 1997             By:   /s/ Edward W. Gallaher, Sr.
                                     ------------------------------------
                                        Edward W. Gallaher, Sr.
                                        President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                   Capacity                  Date
          ---------                   --------                  ----
/s/ Edward W. Gallaher, Sr.       President, Treasurer          March 24, 1997
---------------------------       and Director
Edward W. Gallaher, Sr.           (Principal Executive
                                  and Financial Officer)



/s/ Grover C. Mixon               Executive Vice                March 24, 1997
-----------------------           President and
Grover C. Mixon                   Director



/s/ Harold H. Heath               Director                      March 24, 1997
-----------------------
Harold H. Heath


/s/ Byron M. Layman               Director                      March 24, 1997
-----------------------
Byron M. Layman


/s/ William T. Sena               Director                      March 24, 1997
-----------------------
William T. Sena


/s/ Delores Williams              Controller                    March 24, 1997
-----------------------           (Principal Accounting
Delores Williams                  Officer)


                                                                     SCHEDULE II

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994 1995 AND 1996








Column A                                  Column B         Column C            Column D          Column E
-----------------------------------------------------------------------------------------------------------
                                                          Additions           Deductions-
                                         Balance at        Charged            Write-offs,       Balance at
                                         Beginning       to Costs and           net of            End of
Description                              of Period         Expenses           Recoveries          Period
-----------------------------------------------------------------------------------------------------------
Year ended December 31,
  1994:
     Allowance for doubtful
       accounts                            $ 70,024         $ 11,800           $(11,800)       $ 70,024
                                           ========         ========           ========        ========

Year ended December 31,
  1995:
     Allowance for doubtful
       accounts                            $ 70,024         $ 19,386           $(19,386)       $ 70,024
                                           ========         ========           ========        ========

Year ended December 31,
  1996:
     Allowance for doubtful
       accounts                            $ 70,024         $(36,312)          $(13,712)       $ 20,000
                                           ========         ========           ========        ========


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                    Item 13

                                  FORM 10-KSB
                                 ANNUAL REPORT

For the fiscal year ended                               Commission File Number
    December 31, 1996                                           0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


                                                                                                                  LOCATED AT
                                                                                                                   MANUALLY
                                                                                                                 NUMBERED PAGE
                                                                                                                  -----------
(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

          2.1             Plan of Reorganization, confirmed February 7, 1994, U.S. Bankruptcy
                          Court for the District of South Carolina, Columbia Division, was
                          filed as an Exhibit to the Registrant's Form 10-QSB for the
                          quarter ended October 3, 1993.................................................                *

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

          3.1             Certificate of Incorporation of Phoenix Medical Technology, Inc., as
                          amended, was filed as an Exhibit to the Registrant's Registration
                          Statement on Form S-1 (Reg. No. 2-90708)......................................                *

          3.2             Certificate of Amendment to the Certificate of Incorporation was
                          filed as an Exhibit to the Registrant's Annual Report on Form 10-K
                          for the year ended December 31, 1988..........................................                *

          3.3             Amendment to Article VIII of the By-Laws of Phoenix Medical
                          Technology, Inc., approved at the Annual Meeting of Stockholders on

                          April 22, 1988, was filed as an Exhibit to the Registrant's
                          Annual Report on Form 10-K for the year ended December 31,
                          1988..........................................................................                *

          3.4             By-Laws of Phoenix Medical Technology, Inc., as amended, were filed as an Exhibit to the Registrant's Annual Report on Form
                          10-K for the year ended December 31, 1988.....................................                *

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:



         4.1              Warrant dated March 27, 1995 between the Registrant and
                          NationsBank, N.A. (Carolinas), was filed as an Exhibit
                          to the Registrant's Form 8-K dated March 29, 1995.............................                *

         4.2              Loan Agreement dated March 27, 1995 between the Registrant and Carolina First Bank was filed as an Exhibit
                          to the Registrant's Form 8-K dated March 29, 1995.............................                *

         4.3              Loan and Security Agreement dated March 28, 1995 between
                          the Registrant and The CIT Group/Credit Finance, Inc.
                          was filed as an Exhibit to the Registrant's Form 8-K dated
                          March 29, 1995................................................................                *


(10)     MATERIAL CONTRACTS:

         10.1             1984 Incentive Stock Option Plan was filed as an Exhibit to the
                          Registrant's Registration Statement on Form S-1 (Reg. No. 2-90708)............                *

         10.2             Form of Consulting and Noncompetition Agreements, dated March 23,
                          1984, between the Registrant and Edward W. Gallaher, Sr. and Grover-
                           C. Mixon was filed as an Exhibit to the Registrant's Registration
                          Statement on Form No. S-1 (Reg. No. 2-90708)..................................                *