Form 10QSB
period 1997-03-30
PHOENIX MEDICAL TECHNOLOGY INC
filed 1997-05-14
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1997, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to_______

Commission File No. 0-13401


                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

             Delaware                                     31-092-9195
---------------------------------                   -----------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


U.S. Hwy. 521 West, Andrews, South Carolina                   29510
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                  (803)221-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Yes  X                              No
             ---                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                    1,963,563
                                        -----------------------------
                                        (Outstanding at Mar 30, 1997)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                      MARCH 30, 1997 AND DECEMBER 31, 1996

                                                                 March 30       December 31
                                                                   1997            1996
                                                               ------------    ------------
                                                                (unaudited)          *
                                     ASSETS
Current Assets
    Cash                                                       $    (63,397)   $     54,161
    Receivables                                                   1,522,702       1,826,399
    Inventories (Note 2)                                          1,345,008       1,556,118
    Prepaid expenses                                                 30,045          76,660
                                                               ------------    ------------

      Total current assets                                        2,834,358       3,513,338

Operating property, plant and equipment - at cost                11,685,636      11,618,348
Less accumulated depreciation                                    (7,958,024)     (7,883,968)
                                                               ------------    ------------

      Net operating property, plant and equipment                 3,727,612       3,734,380
                                                               ------------    ------------

Nonoperating equipment, net                                         638,522         638,522
Other assets, net                                                   450,165         447,665
                                                               ------------    ------------

       Total assets                                            $  7,650,657    $  8,333,905
                                                               ============    ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
    Accounts payable and accrued expenses                      $  1,090,181    $  1,281,158
    Revolving line of credit                                      1,759,674       1,739,304
    Current portion of long-term debt                               379,498         252,232
                                                               ------------    ------------

       Total current liabilities                                  3,229,353       3,272,694

Long term-debt                                                    2,105,908       2,299,277
Other liabilities                                                   759,799         760,501
                                                               ------------    ------------

        Total liabilities                                         6,095,060       6,332,472

Shareholders' investment
    Shares issued and outstanding:
    1,963,563 shares 3/30/97 and 12/31/96                           196,356         196,356
    Paid-in capital                                               7,224,503       7,224,503
    Warrant                                                       1,235,184       1,235,184
    Deficit                                                      (7,100,446)     (6,654,610)
                                                               ------------    ------------

    Total shareholders' investment                                1,555,597       2,001,433
                                                               ------------    ------------

        Total liabilities and shareholders' investment         $  7,650,657    $  8,333,905
                                                               ============    ============

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               FOR THE THREE MONTHS ENDED
                                            March 30, 1997    March 31, 1996
----------------------------------------------------------------------------
Net sales                                     $ 2,963,688      $ 3,659,333

Operating Expenses:
  Cost of goods sold                           (2,844,821)      (3,271,071)
  Selling and administrative expenses            (436,112)        (423,586)
                                              -----------      -----------

  (Loss) income from operations                  (317,245)         (35,324)

Other expense and income:
  Interest expense, net                          (118,567)        (131,625)
  Miscellaneous income, net                         1,976           29,199
  Gain on sale of asset                               -0-          760,731
                                              -----------      -----------

(Loss) income before income tax provision        (433,836)         622,981

Income tax provision                              (12,000)             -0-
                                              -----------      -----------

  Net (loss) income                           $  (445,836)     $   622,981
                                              ===========      ===========

(Loss) earnings per share:
  (Loss) income before income tax provision   $     (0.22)     $      0.31
  Income tax                                        (0.01)             -0-
                                              -----------      -----------

  Net (loss) income                           $     (0.23)     $      0.31
                                              ===========      ===========

Weighted average shares used to
  compute earnings per share                    1,963,563        1,963,563
                                              ===========      ===========

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                       Mar 30, 1997   Mar 31, 1996
                                                       ------------   ------------
Cash flows from operating activities:
    Net (loss) income                                   $  (445,836)   $   622,981
    Adjustments to reconcile net income to net
       cash used in operating activities:
    Depreciation                                             74,056        114,933
    Gain on sale of assets                                      -0-       (760,731)

    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable, net       303,697       (110,955)
      Decrease (increase) in inventories                    211,110       (234,526)
      Decrease in prepayments                                46,615         22,132
      Increase in other assets                               (2,500)        (8,650)
      (Decrease) increase in accounts payable
         and accrued liabilities                           (191,679)       (87,315)
                                                        -----------    -----------

Net cash used in operating activities                        (4,537)      (442,131)
                                                        -----------    -----------

Cash flows from investing activities:
    Additions to property plant and equipment               (67,288)       (24,776)
                                                        -----------    -----------

Cash flows from financing activities:
    Net proceeds from sale of assets (apply to debt)            -0-      1,114,341
    Increase in (reduction of) line of credit                20,370       (341,906)
    Reduction of long term debt                             (66,103)      (342,844)
                                                        -----------    -----------

Net cash (used in) provided by financing activities         (45,733)       429,591
                                                        -----------    -----------

Net (decrease) in cash                                     (117,558)       (37,316)
Cash at beginning of period                                  54,161         89,411
                                                        -----------    -----------

Cash at end of period                                   $   (63,397)   $    52,095
                                                        ===========    ===========

Cash paid during the period for interest                $   119,142    $   133,936
                                                        ===========    ===========

See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. General

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Company's Form 10-KSB for the year ended December 31, 1996.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

         On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek") all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments and a maximum total purchase price of $3,000,000. The Company's sales of items produced by the assets sold to Microtek accounted for 1.2% of its total sales in 1996.

2. Inventories

         Inventories at March 30, 1997 and December 31, 1996 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Company changed to the FIFO from the LIFO (Last-in, last-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for the prior year. The effect of changing the accounting method for valuing inventories decreased net income by $53,000 or 3 cents per share in the first quarter of 1996. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1996.

                                     Mar 30, 1997       Dec 31, 1996
                                     ------------       ------------
         Raw materials                $  420,028         $  430,549
         Work-in-process                     -0-                -0-
         Finished goods                  924,980          1,125,569
                                      ----------         ----------
                                      $1,345,008         $1,556,118
                                      ==========         ==========

3. Earnings

         Earnings per share for the quarters ended March 30, 1997 and December 31, 1996 were based on the weighted average number of common shares outstanding, 1,963,563 for each period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

         Order receipt during the months of January and February was remarkably soft following relatively strong order receipt during the latter months of 1996. Order receipt strengthened significantly the last week of February and continuing strength has required overtime operations to meet normal delivery schedules.

         Sales for the first quarter of 1997 were $2,964,000, off 19% from sales in the similar quarter of 1996. Glove sales were off 15.3% from the prior year first quarter sales. Average selling prices were up slightly from first quarter 1996 prices with unit sales off 16.1% versus 15.3% in dollars. Non-glove products represented $174,000 or 4.8% of 1996 first quarter sales. The Company sold its non-glove businesses on March 22, 1996 to Microtek Medical.

         Due to the low operating rates of the first quarter, cost of goods sold was 96% of net sales as compared with 87.9% in the prior year first quarter. Plastics raw materials costs have escalated somewhat during the most recent four months while latex costs have declined. Natural gas costs during January and February were nearly double normal due to skyrocketing rates. Rates have since declined to near normal levels.

         Selling and administrative ("S&A") expenses were $436,000, up 3% over the similar quarter of 1996 due to increased selling costs. The Company is moving to a dedicated sales force and away from manufacturers representatives. Six agencies were terminated during the quarter and two field sales personnel added. The change in selling methods will reduce selling costs after June 1997, but is adding to costs during the changeover. As a percent of sales, S&A expense was 14.7% during the 1997 quarter as compared with 11.6% of sales in the similar quarter a year ago.

         The Company experienced a $317,000 loss on operations during the first quarter of 1997 as compared with a loss of $35,000 in the similar quarter of 1996. Poor sales and operating rates did not absorb overhead costs. The net loss was $434,000 versus a net income of $623,000 in the prior year quarter. The prior year quarter included a gain of $761,000 on the sale of the Company's non-glove businesses.

         The Company continues the introduction of its new synthetic (nitrile) cleanroom glove and has developed a non-natural rubber (nitrile) examination glove. Necessary laboratory testing and

FDA filings are under way and management expects the Company will obtain FDA approval to market them early in the third quarter. Management expects these new products to contribute to earnings in the fourth quarter of 1997.

         Management is encouraged by recent telephonic conferences with the FDA regarding the Company's antimicrobial food additive petition and is hopeful approval may be achieved in the near future.

         The Company completed contract negotiations with its hourly production employees union, the Union of Needletrades, Industrial and Textile Employees ("Unite"), in March 1997. The three-year agreement will expire in March, 2000. The Company considers its present relationship with its employees to be good.

LIQUIDITY AND CAPITAL RESOURCES

         The unexpected low level of sales experienced during the first two months of 1997 caused management to revert to cash management tactics that are extremely protective of cash and ignore profit and loss effects. As a result, cash used in operations was $5,000 compared with $442,000 of cash used in operations during the prior year quarter. Capital expenditures and financing activities used an additional $113,000 of cash during the first quarter of 1997 for a net decrease in cash of $118,000. Accounts payable decreased $191,000 while the sum of inventories and accounts receivable decreased $515,000. At March 30, 1997, the Company's line of credit borrowing was $1,760,000, $20,000 greater than at year end 1996. Management believes that cash from operations and expected additions to the Company's line of credit resulting from advances against shipments, plus increases in accounts payable resulting from purchases to support growth in sales, will be adequate to support operations during 1997. The Company has completed most capital additions planned for 1997. Bank debt decreased $46,000 during the quarter and was $4,245,000 at March 30, 1997.

         In the event the Company's operating results fall short of its projections or the borrowings described above are insufficient to fund its capital expenditures requirements, the Company could be required to seek additional financing. For any such additional financing, the Company will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. No assurance can be given, however, that the Company will be able to obtain any such additional financing when needed upon terms satisfactory to the Company.

CAUTIONARY STATEMENT AS TO FORWARD-LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future are "forward-looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include without limitation: general economic conditions in the Company's markets, include inflation, recession, interest rates and other economic factors, especially in the United States and other areas of the world where the Company markets its products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new interests in the business; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's business; the failure to obtain any required governmental approvals; casualty to or disruption of the Company's production facilities and equipment; delays or disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other unrests; and other factors that generally affect the business of manufacturing companies with international operations.

                           PART II - OTHER INFORMATION
                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 1, 2, 3, 4 AND 5 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOENIX MEDICAL TECHNOLOGY, INC.



                                    BY: /s/ EDWARD W. GALLAHER, SR.
                                        ----------------------------------------
                                        EDWARD W. GALLAHER, SR.
                                        PRESIDENT AND TREASURER



                                    BY: /s/ DELORES P. WILLIAMS
                                        ----------------------------------------
                                        DELORES P. WILLIAMS
                                        CONTROLLER



Date:  May 8, 1997
     ---------------