Form 10QSB
period 1997-06-29
PHOENIX MEDICAL TECHNOLOGY INC
filed 1997-08-11
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 1997, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

            Delaware                                           31-092-9195
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

U.S. Hwy. 521 West, Andrews, South Carolina                        29510
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

                  (803)221-5100
        ------------------------------------------------------
         (Registrant's telephone number, including area code)

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

                  Yes  X                               No
                      ---                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                      1,963,563
                                           -----------------------------
                                           (Outstanding at Jun 29, 1997)

                          PHOENIX MEDICAL TECHNOLOGY,
                                      INC.
                            CONDENSED BALANCE SHEET
                       JUNE 29, 1997 AND DECEMBER 31, 1996

                                                                 June 29       December 31
                                                                   1997            1996
                                                               ------------    ------------
                                                               (unaudited)           *
                                           ASSETS
Current Assets
    Cash                                                       $      4,161    $     54,161
    Receivables                                                   1,845,456       1,826,399
    Inventories (Note 2)                                          1,779,986       1,556,118
    Prepaid expenses                                                 58,951          76,660
                                                               ------------    ------------

         Total current assets                                     3,688,554       3,513,338

Operating property, plant and equipment - at cost                11,712,223      11,618,348
Less accumulated depreciation                                    (8,047,750)     (7,883,968)
                                                               ------------    ------------

         Net operating property, plant and equipment              3,664,473       3,734,380
                                                               ------------    ------------

Nonoperating equipment, net                                         638,522         638,522
Other assets, net                                                   431,415         447,665
                                                               ------------    ------------

         Total assets                                          $  8,422,964    $  8,333,905
                                                               ============    ============

                          LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
    Accounts payable and accrued expenses                      $  1,378,024    $  1,281,158
    Revolving line of credit                                      2,301,221       1,739,304
    Current portion of long-term debt                               368,956         252,232
                                                               ------------    ------------

         Total current liabilities                                4,048,201       3,272,694

Long term-debt                                                    2,051,711       2,299,277
Other liabilities                                                   749,871         760,501
                                                               ------------    ------------

         Total liabilities                                        6,849,783       6,332,472

Shareholders' investment
    Shares issued and outstanding:
    1,963,563 shares 6/29/97 and 12/31/96                           196,356         196,356
    Paid-in capital                                               7,224,503       7,224,503
    Warrant                                                       1,235,184       1,235,184
    Deficit                                                      (7,082,862)     (6,654,610)
                                                               ------------    ------------

    Total shareholders' investment                                1,573,181       2,001,433
                                                               ------------    ------------

         Total liabilities and shareholders' investment        $  8,422,964    $  8,333,905
                                                               ============    ============

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                  June 29, 1997      June 30, 1996      June 29, 1997      June 30, 1996
------------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 3,701,221        $ 3,701,804        $ 6,664,909        $ 7,361,137

Operating expenses:
   Cost of goods sold                               (3,159,457)        (3,192,192)        (6,004,278)        (6,463,263)
   Selling and administrative expense                 (430,364)          (429,535)          (866,476)          (853,121)
------------------------------------------------------------------------------------------------------------------------

   (Loss) Income from operations                       111,400             80,077           (205,845)            44,753

Other expense and income:
   Interest expense, net                              (129,449)          (110,126)          (248,016)          (241,751)
   Miscellaneous income, net                            35,633                610             37,609             29,809
   Gain on sale of asset                                   -0-                -0-                -0-            760,731
------------------------------------------------------------------------------------------------------------------------

(Loss) Income before income tax provision               17,584            (29,439)          (416,252)           593,542

Income tax provision                                       -0-                -0-            (12,000)               -0-
------------------------------------------------------------------------------------------------------------------------

   Net (loss) income                               $    17,584        $   (29,439)       $  (428,252)       $   593,542
========================================================================================================================

(Loss) Income per share:
   (Loss) Income before income tax provision       $      0.01        $     (0.01)       $     (0.21)              0.30
   Income tax                                              -0-                -0-              (0.01)               -0-
------------------------------------------------------------------------------------------------------------------------

   Net (loss) income per share                     $      0.01        $     (0.01)       $     (0.22)       $      0.30

========================================================================================================================

Weighted average shares outstanding used to
compute earnings per share                           1,963,563          1,963,563          1,963,563          1,963,563

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                     Jun 29, 1997  Jun 30, 1996
                                                     ------------  ------------
Cash flows from operating activities:
    Net (loss) income                                  $(428,252)   $   593,542

    Adjustments to reconcile net (loss) income
         to net cash used in operating activities:
    Depreciation                                         163,782        226,214
    Gain on sale of assets                                   -0-       (760,731)

    Changes in assets and liabilities:
        Increase in accounts receivable, net             (19,057)      (168,082)
        Increase in inventories                         (223,868)      (238,305)
        Decrease (increase) in prepayments                17,709         (4,935)
        Decrease (increase) in other assets               16,250       (128,150)
        Increase (decrease) in accounts payable
           and accrued liabilities                        86,236       (117,098)
                                                       ---------    -----------

Net cash used in operating activities                   (387,200)      (597,545)
                                                       ---------    -----------

Cash flows from investing activities:
    Additions to property plant and equipment            (93,875)      (110,182)
                                                       ---------    -----------

Cash flows from financing activities:
    Net proceeds from sale of assets (apply to debt)         -0-      1,114,341
    Increase in (reduction of) line of credit            561,917       (108,572)
    Reduction of long term debt                         (130,842)      (372,987)
                                                       ---------    -----------

Net cash provided by financing activities                431,075        632,782
                                                       ---------    -----------

Net decrease in cash                                     (50,000)       (74,945)
Cash at beginning of period                               54,161         89,411
                                                       ---------    -----------

Cash at end of period                                  $   4,161    $    14,466
                                                       =========    ===========

Cash paid during the period for interest               $ 250,230    $   244,795
                                                       =========    ===========

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

2.       Inventories

         Inventories at June 29, 1997 and December 31, 1996 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Company changed to the FIFO from the LIFO (Last-in, last-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for the prior year. The effect of changing the accounting method for valuing inventories increased net income by $23,000 or 1 cent per share in the second quarter of 1996, and decreased net income by $30,000 or 1.5 cents per share during the first six months of 1996. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1996.

                                   Jun 29, 1997       Dec 31, 1996
                                   ------------       ------------
         Raw materials              $  467,253         $  430,549
         Work-in-process                   -0-                -0-
         Finished goods              1,312,733          1,125,569
                                    ----------         ----------

                                    $1,779,986         $1,556,118
                                    ==========         ==========

3.       Earnings

         Earnings per share for the quarters ended June 29, 1997 and June 30, 1996 were based on the weighted average number of common shares outstanding, 1,963,563 for each period.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

         Order receipt throughout the second quarter was strong and resulted in sales 25% greater than in the first quarter of this year. July orders are unexpectedly strong for what is historically a slow month and some overtime operations are being scheduled to maintain normal deliveries.

         Net sales for the second quarter of 1997 were $3,701,000, equal to sales in the similar quarter a year ago. Glove sales were slightly greater than in the 1996 second quarter when the Company had non-glove sales of $37,000. The Company sold its non-glove business to Microtek Medical in March 1996. In line with expectations, average selling prices in the current year quarter were 2.2% above 1996 second quarter prices.

         Through six months, sales were 9.5% or $696,000 less than in the similar period of 1996, reflecting the very poor order receipt experienced during January and February this year. Glove sales in 1997 were 6.8% less than in the similar period a year ago.

         Cost of goods sold was 85.4% in the second quarter compared with 86.2% in the prior year second quarter and 90.1% in the previous quarter of this year. Plastics raw materials costs continued to increase but plateaued mid-second quarter. Latex (natural rubber) material costs have again declined and, due to forward purchasing, will result in lower third and fourth quarter costs. Natural gas costs are lower than during the winter months but prices change monthly.

         Selling and administrative ("S&A") expenses were $430,000, or 11.6% of sales, the same as in the similar quarter of 1996. Selling expense in the second quarter was 8% less than in the similar quarter a year ago and 12% less than in the first quarter of this year. The decrease was anticipated and resulted from management's earlier decision to employ a dedicated sales force rather than manufacturers representatives. Administrative expense was $15,000 or 6% greater in the current quarter than a year ago due to the addition of a systems analyst position and a financial clerical position during the second half of 1996.

         The Company had a net income of $18,000 in the second quarter this year and $111,000 income from operations. This compares with a loss of $29,000 and income from operations of $80,000 in the prior year similar quarter. For the first six months of 1997, the Company experienced a net loss of $428,000. Exclusive of the

$761,000 gain on the sale of assets in the 1996 similar period, the Company experienced a net loss of $167,000.

         Promotion and introduction of the Company's new synthetic (nitrile) cleanroom glove continues and many end user trials and evaluations are under way. Year to date, sales from the new glove are less than 2% of total sales. Further manufacturing and product development is scheduled mid-third quarter. The Company is awaiting FDA approval to market a nitrile examination glove for sale into the healthcare market.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations during the first half of 1997 was $387,000 compared with $578,000 used in the first half of 1996. In the second quarter of 1997, operations used $383,000 of cash as compared with $155,000 of cash used in the prior year similar quarter. Capital expenditures used $27,000 in the latest quarter and $94,000 in the first half of 1997. Accounts payable increased $86,000 and the sum of inventories and accounts receivable increased $243,000 during the second quarter of 1997. The Company has paid $250,000 interest expense during the first half of 1997 and reduced its long term debt $131,000. Net cash increased $68,000 in the second quarter this year. The increased sales and inventories of the second quarter of 1997 resulted in a $562,000 increase in the Company's line of credit borrowing, increasing total bank debt to $4,722,000, $431,000 greater than at year end 1996. Management believes that cash from operations and expected additions to the Company's line of credit borrowing resulting from advances against shipments and inventories will be adequate to support operations during 1997.

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

CAUTIONARY STATEMENT AS TO FORWARD-LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future are

"forward-looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include without limitation: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and other areas of the world where the Company markets its products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new interests in the business; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's business; the failure to obtain any required governmental approvals; casualty to or disruption of the Company's production facilities and equipment; delays or disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other unrests; and other factors that generally affect the business of manufacturing companies with international operations.

                          PART II - OTHER INFORMATION

                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 1, 2, 3, 4 AND 5 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 29, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOENIX MEDICAL TECHNOLOGY, INC.



                                    BY:/s/ EDWARD W. GALLAHER, SR.
                                       -----------------------------------------
                                       EDWARD W. GALLAHER, SR.
                                       PRESIDENT AND TREASURER




                                    BY: /s/ DELORES P. WILLIAMS
                                       -----------------------------------------
                                       DELORES P. WILLIAMS
                                       CONTROLLER

DATE: August 5, 1997
     ----------------