Form 10QSB
period 1997-09-28
PHOENIX MEDICAL TECHNOLOGY INC
filed 1997-11-12
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1997, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from             to         .
                                           -----------   ----------

Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                        --------------------------------
             (exact name of registrant as specified in its charter)

  Delaware                                               31-092-9195
--------------------------                           -------------------
(State or other jurisdic-                             (I.R.S. Employer
  tion of incorporation or                           Identification No.)
  organization)

  U.S. Hwy. 521 West, Andrews, South Carolina                   29510
  -----------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                                  (803)221-5100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

            Yes  X                                       No
               ----                                        ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                          1,963,563
                                             -----------------------------------
                                                (Outstanding at Sept. 28, 1997)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                    SEPTEMBER 28, 1997 AND DECEMBER 31, 1996


                                                            September 28       December 31
                                                                1997              1996
                                                            ---------          -----------
                                                             (unaudited)            *
                                     ASSETS
  Current Assets
    Cash                                                   $     5,833         $    54,161
    Receivables                                              1,724,426           1,826,399
    Inventories (Note 2)                                     2,045,884           1,556,118
    Prepaid expenses                                            58,648              76,660
                                                           -----------         -----------
       Total current assets                                  3,834,791           3,513,338

  Operating property, plant and equipment - at cost         11,726,761          11,618,348
  Less accumulated depreciation                             (8,133,527)         (7,883,968)
                                                           -----------         -----------
       Net operating property, plant and equipment           3,593,234           3,734,380
                                                           -----------         -----------
  Nonoperating equipment, net                                  638,522             638,522
  Other assets, net                                            411,103             447,665
                                                           -----------         -----------
       Total assets                                        $ 8,477,650         $ 8,333,905
                                                           ===========         ===========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

  Current liabilities
    Accounts payable and accrued expenses                  $ 1,679,750         $ 1,281,158
    Revolving line of credit                                 2,393,078           1,739,304
    Current portion of long-term debt                          358,140             252,232
                                                           -----------         -----------
       Total current liabilities                             4,430,968           3,272,694

  Long-term debt                                             2,002,702           2,299,277
  Other liabilities                                            709,699             760,501
                                                           -----------         -----------
       Total liabilities                                     7,143,369           6,332,472

  Shareholders' investment
    Shares issued and outstanding:
    1,963,563 shares 9/28/97 and 12/31/96                      196,356             196,356
    Paid-in capital                                          7,224,503           7,224,503
    Warrant                                                  1,235,184           1,235,184
    Deficit                                                 (7,321,762)         (6,654,610)
                                                           -----------         -----------
    Total shareholders' investment                           1,334,281           2,001,433
                                                           -----------         -----------

       Total liabilities and shareholders' investment      $ 8,477,650         $ 8,333,905
                                                           ===========         ===========

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                    FOR THE THREE MONTH ENDED               FOR THE NINE MONTHS ENDED
                                                   Sept 28, 1997    Sept 29, 1996          Sept 28, 1997   Sept 29, 1996
------------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 3,394,368      $ 3,240,016            $10,059,277     $10,601,153

Operating expenses:
   Cost of goods sold                               (3,087,182)      (2,917,734)            (9,091,460)     (9,380,997)
   Selling and administrative expense                 (400,999)        (400,002)            (1,267,475)     (1,253,123)
------------------------------------------------------------------------------------------------------------------------
   Loss from operations                                (93,813)         (77,720)              (299,658)        (32,967)

Other expense and income:
   Interest expense, net                              (159,219)        (104,978)              (407,235)       (346,729)
   Miscellaneous income, net                             2,132              831                 39,741          30,640
   Gain on sale of asset                                   -0-              -0-                    -0-         760,731
------------------------------------------------------------------------------------------------------------------------
(Loss) Income before extraordinary item
   and income tax provision                           (250,900)        (181,867)              (667,152)        411,675

Extraordinary item:
   Gain on debt discharge                                  -0-          174,522                    -0-         174,522
------------------------------------------------------------------------------------------------------------------------
(Loss) Income before income tax provision             (250,900)          (7,345)              (667,152)        586,197
   Income tax provision                                 12,000              -0-                    -0-             -0-
------------------------------------------------------------------------------------------------------------------------
   Net (loss) income                               $  (238,900)     $    (7,345)           $  (667,152)    $   586,197
=======================================================================================================================
(Loss) Income per share:
   (Loss) Income before extraordinary item
      and income tax provision                     $     (0.13)     $     (0.09)           $     (0.34)           0.21
   Extraordinary Item                                      -0-             0.09                    -0-            0.09
   Income tax provision                                   0.01              -0-                    -0-             -0-
------------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                        $     (0.12)     $      0.00            $     (0.34)           0.30
========================================================================================================================
Weighted average shares outstanding used to
compute earning per share                            1,963,563        1,963,563              1,963,563       1,963,563

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                               NINE MONTHS ENDED
                                                               -----------------
                                                            Sep 28, 1997   Sep 29, 1996
                                                            ------------   ------------
Cash flows from operating activities:
    Net (loss) income                                       $  (667,152)   $   586,197

    Adjustments to reconcile net loss to cash
       used in operating activities:
    Depreciation                                                249,559        337,496
    Extraordinary item-gain debt discharge                          -0-       (174,522)
    Gain on sale of assets                                          -0-       (760,731)

    Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable, net           101,973        (86,220)
      Increase in inventories                                  (489,766)      (310,572)
      Decrease in prepayments                                    18,012         23,600
      Decrease (Increase) in other assets                        36,562       (132,693)
      Increase (Decrease) in accounts payable
         and accrued liabilities                                347,790       (253,553)
                                                            -----------    -----------
Net cash used in operating activities                          (403,022)      (770,998)
                                                            -----------    -----------

Cash flows from investing activities:
    Additions to property plant and equipment                  (108,413)      (187,297)
                                                            -----------    -----------
Cash flows from financial activities:
    Net proceeds from sale of assets (apply to debt)                -0-      1,114,341
    Increase in (Reduction of) line of credit                   653,774       (588,014)
    Addition of notes payable                                       -0-        750,000
    Reduction of long term debt                                (190,667)      (402,430)
                                                            -----------    -----------
Net cash provided by financing activities                       463,107        873,897
                                                            -----------    -----------
Net decrease in cash                                            (48,328)       (84,398)
Cash at beginning of period                                      54,161         89,411
                                                            -----------    -----------
Cash at end of period                                       $     5,883    $     5,013
                                                            ===========    ===========
Cash paid during the period for interest                    $   364,934    $   350,178
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

2. Inventories

     Inventories at September 28, 1997 and December 31, 1996 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Company changed to the FIFO from the LIFO (Last-in, last-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for the prior year. The effect of changing the accounting method for valuing inventories decreased net income by $24,000 or
1.2 cents per share in the third quarter of 1996, and decreased net income by $54,000 or 2.7 cents per share during the first nine months of 1996. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1996.



                                           Sept 29, 1997                 Dec 31, 1996
                                           -------------                 ------------
  Raw materials                            $   556,512                   $    430,549
  Work-in-process                                  -0-                            -0-
  Finished goods                             1,489,372                      1,125,569
                                           -----------                   ------------
                                           $ 2,045,884                   $  1,556,118
                                           ===========                   ============



3. Earnings

     Earnings per share for the three months and nine months ended September 28, 1997 and September 29, 1996 were based on the weighted average number of common shares outstanding, 1,963,563 for each period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

     As reported in the previous quarter's 10-QSB, July orders and sales were unexpectedly strong for what has historically been a very slow period. A vacation week shutdown was scheduled during July in conjunction with the July 4th holiday, to take advantage of an anticipated slow demand month. As a result, management was forced to schedule substantial overtime operations during the latter half of July and August which resulted in premium labor costs.

     Net sales for the third quarter of 1997 were $3,394,000, 4.8% greater than in the similar quarter a year ago. Because of the continuing improvement in product mix, average selling prices were up 4.3% as compared with the 1996 period.

     Through three quarters, glove sales were 3.1% or $324,000 less than in the similar nine month period of 1996. Combined second and third quarter gloves sales are up 2.2% over the 1996 similar period, but first quarter 1997 sales were 19% below the 1996 quarter. The Company's new nitrile cleanroom glove began to achieve acceptable market penetration during the final month of the third quarter and management hopes the new product will add approximately 5% to fourth quarter 1997 sales.

     Cost of goods sold was 91% in the third quarter of this year compared with 90% in the prior year third quarter. The costs associated with overtime operations in July and August and continuing nitrile glove development trials adversely affected the quarter's cost of goods. Fourth quarter operating results probably will not be better than third quarter results due to the number of holidays in November and December which affect operating time and overhead absorption.

     Selling and Administrative ("S&A") expenses were $401,000 or 11.8% of sales as compared with $400,000, 12.4% in the similar quarter of 1996. Selling expense in the third quarter was $134,000, 4% of sales as compared with $155,000, 4.8% in the prior year quarter. The 13.5% decrease in selling expense represents the full effect of the Company's change from manufacturer's representatives to a dedicated sales force. Administrative expense was $22,000 greater in the third quarter than a year ago and reflects the addition of a systems analyst and an accounting clerk and increased R&D expenses related to product development.

     The Company experienced a net loss of $239,000 in the third quarter of 1997 and had a $94,000 loss on operations. This compares with a net loss of $7,000 a year ago and an operating loss of $78,000. The 1996 third quarter had an extraordinary gain of $175,000 from debt discharge. For the first nine months of 1997, the Company experienced a net loss of $667,000. Exclusive of the $761,000 gain on the sale of an asset and the $175,000 gain from debt discharge, the Company experienced a net loss of $349,000 in the first nine months of 1996.

     The Company has elected to not pursue the approval of the FDA to market a nitrile examination glove. If the intended transaction with LIG as discussed in
Item 5 herein, proceeds, the Company will attempt to manufacture a nitrile examination glove to the specifications of LIG and may or may not offer similar gloves for sale under the Phoenix label.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations during the third quarter of 1997 was $16,000 as compared with $173,000 cash used in the similar quarter a year ago. Through three quarters of 1997, $403,000 of cash has been used in operations as compared with $771,000 used in the similar three quarters of 1996. Capital expenditures were $15,000 in the third quarter and $108,000 in the three quarters of 1997. Accounts payable increased $262,000 in the latest quarter and the sum of inventories and accounts receivable increased $145,000 during the third quarter of 1997. The Company has paid $365,000 interest expense during the first three quarters of 1997 and has reduced its long term debt $191,000. Net cash increased $2,000 in the third quarter of this year and has decreased $48,000 through three quarters of 1997. The Company increased its borrowing against its line of credit by $92,000 during the third quarter. Total bank debt is $4,754,000, $32,000 greater than at the end of the second quarter of 1997 and $463,000 greater than at year end 1996. During September 1997, the Company's lender increased its available line of credit from $3,000,000 to $3,750,000 to support the Company's normal growth and its anticipated increased sales to LIG. In addition, if the transaction with LIG (discussed in Item 5 herein) proceeds and is approved by the Company's stockholders, the Company will receive $500,000 as payment of the Option purchase price.

     In the event the Company's operating results fall short of its projections, the borrowings described above are insufficient to fund its capital expenditures requirements or the transaction with LIG is not consummated or approved by the stockholders, the Company could be required to seek additional financing. For any such additional financing, the Company will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. No assurance can be given, however, that the Company will be able to obtain any such additional financing when needed upon terms satisfactory to the Company.

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

                           PART II - OTHER INFORMATION

                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 1, 2, 3, AND 4 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 5. OTHER INFORMATION.

On September 15, 1997, the Company announced that it had entered into a letter of intent with London International Group, Inc. ("LIG") with respect to LIG's acquisition of an option to purchase all of the stock or substantially all of the assets of Phoenix and other related transactions. LIG is a U.K. corporation which is a leading manufacturer of personal protective products utilizing thin-film barrier technology, including Marigold(R) Industrial Gloves.

     As contemplated by the letter of intent, LIG will pay to Phoenix $500,000 as consideration for an option to buy either all of the issued and outstanding stock of Phoenix or substantially all of its assets and the assumption of all of Phoenix's stated liabilities, at an exercise price of $2.75 per outstanding share of common stock and certain shares subject to warrants and options, exercisable for a period of up to one year from the date of a definitive option agreement. In addition, LIG has agreed to finance the acquisition of capital equipment and other capital improvements for Phoenix of up to $750,000 and to participate in the joint development of technology for the manufacture by Phoenix of new nitrile glove products. Finally, LIG will enter into an agreement to purchase industrial gloves from Phoenix. The terms of the principal transaction have been approved by the Board of Directors of Phoenix, but a definitive Option Agreement has not yet been entered into. The definitive agreement will be subject to the approval of Phoenix's stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOENIX MEDICAL TECHNOLOGY, INC.



DATE: November 7, 1997                 BY:/s/ Edward W. Gallaher, Sr.
      ----------------                    ---------------------------
                                          EDWARD W. GALLAHER, SR.
                                          PRESIDENT AND TREASURER



DATE: November 7, 1997                 BY:/s/ DELORES P. WILLIAMS
      ----------------                    ---------------------------
                                          DELORES P. WILLIAMS
                                          CONTROLLER