Form 10KSB40
period 1997-12-31
PHOENIX MEDICAL TECHNOLOGY INC
filed 1998-03-11
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission File Number 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                         31-092-9195
-------------------------                              -------------------
(State or other jurisdic-                               (I.R.S. Employer
  tion of incorporation                                Identification No.)
    or organization)

    Route 521 West
     P.0. Box 346
Andrews, South Carolina                                        29510
-----------------------                                      ----------
 (Address of principal                                       (Zip Code)
   executive offices)

Issuer's telephone number:  (803) 221-5100

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

The issuer is unable to state the aggregate market value of shares of the issuer's no par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of a specified date within 60 days prior to the date of filing. There has been no active trading market in the Registrant's Common Stock since April 1991. There have been sporadic bid and ask quotations for the Common Stock generally at the level of $.125 to $.375 bid and $.25 to $.50 ask. Based on these quotations the aggregate market value of shares of the Common Stock held by non-affiliates, as of March 3, 1998, would be $431,384.

The Registrant's revenues for the fiscal year ended December 31, 1997 were $13,836,522.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X   No
    ---     ---

The number of issued and outstanding shares of the issuer's no par value Common Stock, its only outstanding class of Common Stock, as of March 3, 1998 was 1,963,563.

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

                  The Registrant primarily manufactures and markets single use gloves for use in various applications where clean, protective handcovers are important, such as the medical market, beauty and barber shops, food processing, electronics and computer assembly, photo finishing and janitorial services. The Registrant manufactures vinyl, nitrile and latex gloves.

                  During 1997 five of the Registrant's six glove making machines operated. Not all five machines operated continually, but four machines generally operated 24 hours per day on a five-day a week basis. The Registrant's vinyl and latex glove manufacturing machines operated at approximately 61% and 48% of their five-day capacity, respectively, in 1997.

                  Until March 1996, the Registrant also manufactured a line of surgical adhesive drapes and a limited line of other single use medical items. The Registrant sold its surgical drape assets in March of 1996, and no longer manufactures or sells surgical drapes. See "Sale of Surgical Drape Assets" below.

                  The Registrant markets its products primarily to medical and industrial supply companies. These supply companies may resell the Registrant's products under their private labels. The Registrant has focused on serving these supply companies as an independent product source and generally does not make direct sales to end users.

                  On December 22, 1997, the Registrant entered into an Option Agreement with London International Group, Inc. ("LIG"), pursuant to which LIG purchased, at an option purchase price of $500,000, an option to purchase substantially all of the assets of the Registrant at a purchase price of $6,821,708 and to assume certain liabilities of the Registrant. In addition, the Registrant and LIG entered into a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. The Option Agreement and release of the option purchase price to the Registrant are subject to the approval of the Registrant's stockholders at a

Special Meeting of Stockholders currently expected to be held on April 28, 1998. A brief description of the Option Agreement and the related agreements, together with copies of such agreements, are included in the Registrant's Form 8-K dated January 6, 1998.

MEDICAL MARKET

                  Initially the Registrant sold only vinyl gloves to the medical market, but began selling latex gloves also in 1989. Because of changes in the market, the Registrant elected to discontinue vinyl glove sales to the medical market in March 1993. In 1997, 56% of the Registrant's latex glove sales were to the medical market. The Registrant sold its surgical drapes and scrub and prep sponges exclusively to the medical market. None of the Registrant's nitrile glove sales were to the medical market.

                  In the medical market, the Registrant sells its products principally to agencies of the Federal government and to medical supply companies, which generally resell the Registrant's products under their private labels. The Registrant serves medical supply companies as an independent product source without making direct sales to their customers. The Registrant's major competitors generally sell their products directly to end users.

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

                  Since 1983, the Registrant has been increasing its marketing efforts in the sale of vinyl gloves to the non-medical market, which is more fragmented and less price competitive than the medical market and presents opportunities for more favorable margins. The Registrant's principal competitors, which are large medical products companies, have generally focused their marketing efforts on large hospital chains and associations, rather than the non-medical market. The Registrant's ability to compete effectively in the non-medical market is enhanced by its willingness to provide products under private labels for independent distributors, to develop custom packaging to meet a distributor's requirements, and to fill orders on a prompt basis.

DESCRIPTION OF PRODUCTS

                  Single Use Gloves. Vinyl, nitrile and latex gloves are single use protective handcovers which are generally worn once and discarded. Gloves are worn either to protect the wearer or to protect product from the wearer. They are ambidextrous (the same glove fits either hand). Vinyl gloves range in size from extra-small to extra-large and nitrile and latex gloves range in size from small to extra-large.

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

                  The Registrant has pending an application to the Food and Drug Administration ("FDA") for approval to market a new line of antimicrobial vinyl gloves which incorporate the antimicrobial substance Micr0ban(R) into the glove. The Registrant has an exclusive license in the United States and Canada for the use of Micr0ban(R) in its gloves. The Registrant's application has been pending since December 1991 and is still active. The Registrant filed requested substantiating technical data with the FDA during March of 1996. Additional technical data was filed with the FDA in November 1996. The FDA and the Environmental Protection Agency recently determined that the Environmental Protection Agency has final determination over food additive petitions. Phoenix has been advised that this should not cause additional delays in the approval process, but cannot speculate as to when or if such approval will be received.

                  For many applications either nitrile, latex or vinyl gloves may be used. Latex and nitrile gloves stretch and are deemed more appropriate for use with small instruments or other applications where a tight fit is important. Vinyl gloves are appropriate in applications where maximum retention of the user's feel is important and a snug fit is not important. Latex gloves historically have been more expensive than vinyl gloves. However, during 1990 latex glove prices declined substantially to the point where latex glove prices were less than or equal to vinyl glove prices. This price relationship continued through 1997. Nitrile gloves are more expensive than either vinyl or latex gloves.

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

                  Vinyl gloves accounted for 59.8% , 71.7% and 68.4% of the Registrant's total sales in 1995, 1996 and 1997, respectively. Latex gloves accounted for 35.4%, 28.3% and 28.2% of the Registrant's total sales in 1995, 1996 and 1997, respectively. Nitrile gloves accounted for 3.4% of the Registrant's total sales in 1997, their introductory year.

                  Surgical Drapes and Related Products. Surgical drapes are body surface covers used to maintain a sterile field during medical procedures. The Registrant's drapes, which generally were made of polyethylene film, were produced in various configurations including incise, aperture and towel drapes. Incise drapes are designed for making incisions directly through the drape. Aperture drapes have an opening which is positioned around the operative site. Towel drapes are applied with an adhesive backing along the operative site to enhance protection of the prepared surgical area. Surgical drapes accounted for 3.7% of total sales in 1995. The Registrant also manufactured scrub and prep sponges for the medical market. Sales of these products accounted for less than 3% of total sales in 1995 and $163,000 or 1.2% in 1996. The Registrant sold its surgical drape assets in March of 1996, and no longer manufactures or sells surgical drapes. See "Sale of Surgical Drape Assets" below.

MANUFACTURING OPERATIONS

                  Vinyl gloves are manufactured on long, integrated, continuous process machines on which hand-shaped molds are dipped into liquid vinyl, then cured under controlled heat and finally stripped from the molds. Vinyl glove manufacturing requires control in the formulation of liquid vinyl, as well as in the dipping, molding and curing of the gloves at specified temperatures.

                  The Registrant currently has five vinyl glove machines with a total capacity to produce 1,100,000 gloves per day. During 1997, the vinyl glove machines operated at 59% of capacity. The Registrant began manufacturing vinyl gloves on a six and two-thirds day week, three-shift production schedule in the third quarter of 1987. Since 1989, because of an oversupply of vinyl gloves, the Registrant has manufactured gloves on a five-day a week schedule with frequent periods of time when one or more of the Registrant's machines was not operating. One of the Registrant's vinyl glove machines will require upfitting at a cost of more than $200,000 to make it operational.

                  Latex and nitrile glove manufacturing is similar to that of vinyl gloves. The primary difference between the two processes is that latex and nitrile gloves go through a multiple dip process while vinyl gloves go through a single dip process. The Registrant's latex glove machine has the capacity to produce 625,000 gloves per day. The latex machine operated at approximately 48% of its five-day a week capacity during 1997.

                  The manufacturing process for surgical drapes involves the layout and cutting of sheets of polyethylene film into various sizes and configurations. Adhesive transfers are applied to the drapes before they are individually packaged in heat-sealed pouches. The Registrant sold its surgical drape assets in March of 1996, and no longer manufactures or sells surgical drapes. See "Sale of Surgical Drape Assets" below.

                  The Registrant places great emphasis upon controlling the quality of its products. Quality control procedures include the testing of statistical samples of products every 30 minutes to assure conformance to certain specifications.

                  The Registrant believes that its manufacturing equipment generally incorporates state-of-the-art technology.

MARKETING AND DISTRIBUTION

                  The Registrant conducts its sales and marketing activities using a combination of direct sales representatives and manufacturer's representatives. Both groups report to and take direction from a national sales manager. The Registrant's export sales which accounted for approximately 10% of total sales in 1997 are the responsibility of the Registrant's President. Industrial, safety and laboratory supply distributors are the Registrant's major customers.

                  The major portion of the Registrant's products are shipped within 30 days after being ordered; the remainder of its orders are placed from three to nine months in advance of the requested delivery date. Advance orders are not considered firm until the customer issues a release for shipment, so backlog is not necessarily indicative of the Registrant's level of business activity. The Registrant's backlog at the end of 1995, 1996 and 1997 were $483,000, $247,000 and $305,000 respectively. The 1997 backlog reflects a 5-day service level, the norm for the industry. The backlog figures are based on firm orders to be filled over the subsequent four weeks.

MAJOR CUSTOMERS

                  The Registrant's five largest customers accounted for approximately 28.0% of sales in 1997. No customer individually accounted for 10% or more of total sales in 1997.

RAW MATERIALS

                  The primary raw materials used in the manufacturing of vinyl gloves are PVC resin (a granular polymer) and plasticizer, both of which are petrochemicals and in adequate supply from several sources. The primary raw material for latex gloves is natural latex, which is available in adequate supply from a number of sources. The primary raw material for nitrile gloves is nitrile polymer which is available in adequate supply from a number of sources.

COMPETITION

                  The principal manufacturer of vinyl gloves sold in the United States is MAXXIM. Other major United States manufacturers of vinyl gloves include Baxter Healthcare Corp., The Oak Rubber Company and the Registrant. The leading United States manufacturers of latex examination gloves include Baxter Healthcare Corporation, Tillotson Corp. and Aladan Corporation. The leading United States manufacturers of nitrile unsupported disposable gloves are Tillotson Corp.

and Ansell-Edmont Industrial, Inc. The Registrant's competitors are generally larger and have greater financial resources than the Registrant.

                  The Registrant also faces competition from foreign manufacturers. In addition, certain of the United States manufacturers have foreign manufacturing plants. These manufacturing plants are generally located in countries with labor costs significantly lower than those in the United States.

                  The principal competitive factors relating to the Registrant's products are price, quality and delivery. The Registrant believes that favorable competitive factors include its ability to supply a broad line of latex, nitrile and vinyl gloves and to respond to customers' needs for prompt delivery.

LICENSES AND TRADEMARKS

                  The Registrant has license agreements with Micr0ban(R) Products Co. for the use of Micr0ban(R) and Micr0ban(R) Extended Polymer Film in single use gloves. These agreements give the Registrant an exclusive license in the United States and Canada for the use of such materials in single use gloves and a non-exclusive license for the sale of such gloves in the rest of the world. The licenses are contingent on the Registrant making purchases from or payments to Micr0ban(R) Products Co. of up to $3,000 per month, once the Registrant has received FDA approval to market the products. FDA approval to market gloves with Micr0ban(R) has been applied for but not yet granted. The licenses were renewed in October 1997 and are renewable for additional two-year periods at the Registrant's option. The licenses may be terminated by the Registrant on 120 days notice.

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

EMPLOYEES

                  As of December 31, 1997, the Registrant employed 295 persons, of whom 255 were hourly employees engaged in production, 26 were engaged in executive, administrative or clerical functions and 14 were supervisors. One employee is part time; all other employees are full time.

                  The Registrant's hourly production employees are represented by the Union of Needletraders, Industrial and Textile Employees ("UNITE"). In March 1997 the Registrant entered into a new agreement with UNITE which will expire in March 2000. The Registrant considers its present relationship with its employees to be good.

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

ENVIRONMENTAL REGULATION

                  The Registrant's manufacturing process involves the use of one regulated chemical--zinc. Waste water from the Registrant's latex glove operations is collected in leach pools and zinc is precipitated out of the waste water. Zinc is then collected in wetcake and disposed of by a hazardous waste disposal contractor. The waste water is disposed of in the Town of Andrews' water system. The Town of Andrews has not yet imposed enforceable limitations on the Registrant's zinc discharges and it is unclear at this time when such limitations will be imposed and what, if any, capital expenditures will be required in order for the Registrant to comply with any such limitations.

                  During a Phase II environmental audit of the Registrant's properties in 1993, an area of approximately 750 to 1000 square feet was identified as contaminated by a petroleum product. Corrective action is currently in process. In 1997, $6,687 was expended for ground water testing. Recent testing indicates that the contaminant is not moving outward and the contamination level is decreasing. A purchase order for $9,750 has been issued for 1998 testing by Integrated Science and Technology, a State EPA-approved contractor. The contractor estimates two to five years of testing before the State EPA delists the site. Estimated total expenditures are $50,000 to $100,000 over a three year period. Such expenditures have not been accrued in the Company's financial statements, as the ultimate liability within the range cannot be reasonably estimated at this time.

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

ITEM 2.  DESCRIPTION OF PROPERTY

                  The Registrant's executive offices, manufacturing operations and warehouse are housed in an approximately 150,000 square foot building owned by the Registrant and located on a 96 acre site one mile west of Andrews, South Carolina. At December 31, 1997 such properties were subject to a mortgage with a principal balance of $1,589,400. The building was constructed in phases from 1978 through 1988 specifically for use by the Registrant. In 1988, the Registrant approximately doubled the size of its manufacturing and warehouse space. The Registrant's main plant is constructed of brick and metal siding and is designed for expansion without interruption to production. The Registrant believes the building is adequately covered by insurance. The Federal tax basis for the buildings is $527,020. For Federal income tax purposes, the Registrant takes depreciation on the building using the straight-line method and an assumed useful life of 39 years.

                  The Registrant's vinyl and latex glove manufacturing facilities operated at approximately 61% and 48%, respectively, of its twenty-four hour, five-day a week capacity, in 1997 versus 65% and 43%, respectively, in 1996.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant has been named in litigation and notified of potential litigation involving alleged injuries sustained in connection with latex-related allergies. The Registrant has been named as a defendant in a lawsuit styled Thomas D. Mazer, M.D. v. Baxter Healthcare Corp., et al., Docket No. 97-6879, filed in the United States District Court for the District of Minnesota on September 12, 1997. Plaintiff in the lawsuit alleges that he has suffered injury as a result of an allergic reaction to proteins found in latex gloves, and has named as defendants a number of manufacturers of latex gloves. The suit, along with a number of others filed by plaintiffs alleging latex-related allergies, has been assigned to a multi-district panel and is currently being handled by the United States District Court for the Eastern District of Pennsylvania. These suits, collectively, bear docket No. MDL-1148. An Answer to the Complaint was filed by counsel on December 31, 1997.

         Management of the Registrant intends to vigorously contest the Mazer claim and any other suits alleging latex-related allergy injuries, or indemnity and/or contribution claims derived from such alleged injuries, which may be brought against it. At this time, due to the recent nature of these claims, management is unable to make an evaluation of the likelihood of any such loss. The Registrant maintains product liability coverage, and in the opinion of management, this coverage would be adequate to cover any potential losses related to these potential claims. However, there is no guarantee that such insurance coverage would fully cover all losses sustained in connection with these potential claims.

         In addition, the Registrant is involved in other legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of such legal proceedings and claims will not materially affect the Registrant's financial position.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  There has been no active trading market in the Registrant's Common Stock since April 1991. During the year ended December 31, 1995, for the first time since 1991, bid and ask quotations appeared sporadically in the National Quotation Bureau "pink sheets." During 1997 these quotations generally were at a bid price of 1/4 and an ask price of 3/4 per share.

                  The Registrant has not paid cash dividends. Because of the Registrant's financial condition, the Registrant does not expect to pay dividends in the foreseeable future.

                  As of March 3, 1998, there were 760 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

                  Sales for 1997 were $13,837,000, 1% less than sales in 1996. Total glove sales in 1997 were level with sales in 1996. In 1996, the Registrant had sales of $163,000, 1.2% of total sales, from skin drapes, a product line which was sold by the Registrant in March 1996. See "Sale of Surgical Drape Assets." Glove sales during 1997 versus 1996 on a quarter by quarter comparison were down 15.3% in quarter one, flat in quarter two, up 2.2% in quarter three and up 11.6% in quarter four. Latex glove sales, 28% of all glove sales in 1997, were down 2% as compared with 1996 sales. Vinyl glove sales, 68.5% of all glove sales in 1997, were 3% less as compared with

1996 sales. The sales of nitrile cleanroom gloves, a new product for Phoenix, contributed 3.5% of 1997 glove sales and 8.3% of sales in the fourth quarter of 1997.

                  Sluggishness in the manufacture of semiconductor chips during late 1996 and early 1997 adversely affected the Registrant's sales of cleanroom related gloves. Sales to that market segment in 1997 were either down or flat through mid-1997, but second half 1997 sales into the cleanroom glove market segment were 27% above the first half's sales. Practically all, 98%, of the sales from the Registrant's nitrile cleanroom gloves were in the second half of 1997.

                  Through two months of 1998, order receipt and shipments are strong, unlike the first two months of 1997 when order receipt was very weak. Based on January and February, orders and shipments are running about 17% ahead of the same period in 1997.

                  Cost of goods sold, as a percentage of net sales, was 92.1% in 1997 versus 89.8% in 1996. Included in the 1997 cost of goods sold was the write-off of non-operating equipment for $139,000. In addition costs directly related to improving product quality increased $91,000, or 14%. All costs related to completing the development and introduction of the nitrile cleanroom glove products were expensed as incurred as cost of goods sold. All other related manufacturing costs were relatively unchanged from 1996.

                  Selling and Administrative ("S&A") expenses increased $78,000 during 1997 to $1,783,000. As a percentage of sales, S&A expense was 12.9% in 1997 as compared with 12.2% in 1996. Selling expense was $624,000 in 1997, down from $689,000 in 1996. The reduction resulted from the Registrant's change to a predominantly employee sales force versus using manufacturer's representatives. Administrative expense was $1,159,000, up from $1,016,000 in 1996. The major contributors to the change were the professional fees related to the Registrant's negotiations with London International Group, Inc. ("LIG") (see the Registrant's Form 8-K filed January 6, 1998) and the $50,000 favorable adjustment to 1996 Administrative expenses related to the Registrant's reserve for bad debts.

                  In 1997, the Registrant incurred a net loss of $1,217,000 as compared with a net income of $324,000 for 1996. The 1997 results include a loss of $139,000, resulting from the write-down of a non-operating asset and certain expenses related to the negotiations with LIG as previously discussed. The 1996 results include a gain of $760,000 from the sale of assets, an extraordinary gain of $272,000 from debt forgiveness by unsecured trade creditors and a loss of $112,000 from the write-down of a non-operating asset. Excluding both ordinary and extraordinary gains and losses noted above, the Registrant experienced losses of $1,078,000 in 1997 and $597,000 in 1996.

                  During 1996, the Registrant changed its method of determining the cost of inventories from the Last-in, First-out ("LIFO") method to the First-in, First-out ("FIFO") method. The 1995 results were retroactively restated for the accounting change.

Liquidity and Capital Resources

                  During the year 1997, the Registrant's operations used $660,000 of cash compared with $1,001,000 used in the year 1996. $126,000 of cash was used on needed capital expenditures during 1997, as compared with $250,000 used in 1996. The sum of inventories, accounts receivable and prepayments increased $181,000 in 1997, compared with a $530,000 increase during the prior year. The inventory increase in 1997 was $224,000, reflecting the additional inventory to support two new products, nitrile gloves and vinyl gloves with antistatic additive, and the additional inventory to support timely deliveries to new customers. Accounts payable, accrued expenses and other liabilities increased $164,000 in 1997 as compared with a decrease of $219,000 in 1996. At December 31, 1997, the Registrant's borrowing against its $3,750,000 line of credit was $3,334,000.

                  At December 31, 1997, the Registrant was not in compliance with several financial covenants in its credit agreements but the violations have been waived by the banks. The Registrant was not in compliance with the financial covenants related to working capital and the current ratio due to financial accounting rule changes relating to the classification of long term debt where the debt contains a subjective acceleration clause and a lock box arrangement. The Registrant's revolving credit facility, which expires in March 1999, was reclassified in 1996 as current debt. In addition, the Registrant was not in compliance with the financial covenants related to net worth and the leverage ratio and the report of Arthur Andersen LLP on the financial statements for the year ended December 31, 1997 contains explanatory language which raises substantial doubt about the Registrant's ability to continue as a going concern; the financial covenants require an unqualified accountants' report.

                  The Registrant is hopeful that the strong order receipt experienced October 1997 through February 1998 will continue throughout 1998. The fourth quarter 1997 sales growth of 11% compared with the prior year quarter and an increase year to date 1998 of more than 15%, if continued throughout 1998, will help reverse the Registrant's problem of using cash in operations. If the current availability ($416,000) under the Company's credit line is insufficient to fund continuing operations, and if the transaction with LIG (discussed in the Registrant's Form 8-K dated January 6, 1998) does not receive approval from the Registrant's stockholders, the Registrant could be required to seek additional financing. For any such additional financing, the Registrant will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. No assurance can be given, however, that the Registrant will be able to obtain any such additional financing, when needed.

                  The Registrant's bank debt at December 31, 1997 stood at $5,060,000 versus $4,300,000 at December 31, 1996. Interest expense for 1997 was $567,000 as compared with $491,000 for the year 1996.

                  The Registrant has assessed the impact of the Year 2000 issue on its reporting systems and operations. Nearly all of the Registrant's systems utilize a four-digit field and are therefore unaffected by the Year 2000 issue. In addition, the Registrant's systems do not interface with outside entities except for EDI, which system's software is Year 2000 compatible. Therefore, the Registrant believes the Year 2000 issue is not material with respect to its reporting systems and operations.

Cautionary Statement as to Forward-Looking Information

                  Statements contained in this report as to the Registrant's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Registrant, and statements of the Registrant's plans and objectives for the future are "forward-looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include without limitation: general economic conditions in the Registrant's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and other areas of the world where the Registrant markets its products; any loss of the services of the Registrant's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new interests in the business; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Registrant's business; the failure to obtain any required governmental approvals; casualty to or disruption of the Registrant's production facilities and equipment; delays or disruptions in the shipment of the Registrant's products and raw materials; disruption of operations due to strikes or other unrests; and other factors that generally affect the business of manufacturing companies with international operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of Phoenix Medical Technology, Inc.:

We have audited the accompanying balance sheets of Phoenix Medical Technology, Inc., (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Medical Technology, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, the Company has given retroactive effect to the change in accounting for inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced significant losses from operations in the prior three fiscal years and those losses have continued subsequent to the year ended December 31, 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 5. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                             /s/ Arthur Andersen LLP

Columbia, South Carolina
February 27, 1998

BALANCE SHEETS
Phoenix Medical Technology, Inc.

DECEMBER 31,                                                     1997                1996
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash ..................................................   $     38,236        $     54,161
   Accounts receivable (net of allowance for doubtful
     accounts of $20,000 in 1997 and $20,000 in 1996) ....      1,822,522           1,826,399
   Inventories (Note 2) ..................................      1,779,505           1,556,118
   Prepayments and other .................................         37,723              76,660
---------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS ............................      3,677,986           3,513,338
---------------------------------------------------------------------------------------------
OPERATING PROPERTY, PLANT AND EQUIPMENT:
   Land ..................................................        175,000             175,000
   Buildings and improvements ............................      4,565,149           4,536,958
   Machinery and equipment ...............................      6,993,334           6,802,801
   Construction in progress ..............................         10,759             103,589
---------------------------------------------------------------------------------------------
                                                               11,744,242          11,618,348
   Less-accumulated depreciation .........................     (8,261,185)         (7,883,968)
---------------------------------------------------------------------------------------------
         Net operating property, plant and equipment .....      3,483,057           3,734,380
---------------------------------------------------------------------------------------------
NONOPERATING EQUIPMENT, NET (NOTE 3) .....................        499,765             638,522
OTHER ASSETS .............................................        389,228             447,665
---------------------------------------------------------------------------------------------
         TOTAL ASSETS ....................................   $  8,050,036        $  8,333,905
=============================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Revolving line of credit ..............................   $  2,771,769        $  1,739,304
   Accounts payable and accrued expenses (Note 6) ........      1,521,891           1,281,158
   Current portion of long term debt .....................        354,716             252,232
---------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES .......................      4,648,376           3,272,694

LONG TERM DEBT (NOTE 7) ..................................      1,933,886           2,299,277
OTHER LIABILITIES (NOTE 6) ...............................        683,786             760,501
COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 14)
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES ...............................      7,266,048           6,332,472
---------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT:
   Common stock - stated value $.10; shares authorized,
      5,000,000 in 1997 and 1996; shares issued and
      outstanding, 1,963,563 in 1997 and 1996 ............        196,356             196,356
   Paid-in capital .......................................      7,224,503           7,224,503
   Warrant (Note 7) ......................................      1,235,184           1,235,184
   Deficit (Note 2) ......................................     (7,872,055)         (6,654,610)
---------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' INVESTMENT ..................        783,988           2,001,433
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT ..   $  8,050,036        $  8,333,905
=============================================================================================


The accompanying notes to financial statements are an integral part of these balance sheets.

STATEMENTS OF OPERATIONS
Phoenix Medical Technology, Inc.


FOR THE YEARS ENDED DECEMBER 31,                        1997            1996            1995
------------------------------------------------------------------------------------------------
Net Sales .......................................   $ 13,836,522    $ 13,987,555    $ 13,644,441
------------------------------------------------------------------------------------------------
Operating expenses:
   Cost of goods sold ...........................    (12,743,556)    (12,561,495)    (12,219,671)
   Selling and administrative expenses ..........     (1,782,803)     (1,705,152)     (1,643,702)
------------------------------------------------------------------------------------------------
Total operating expenses ........................    (14,526,359)    (14,266,647)    (13,863,373)
------------------------------------------------------------------------------------------------
Loss from operations ............................       (689,837)       (279,092)       (218,932)

Other income (expense):
   Interest income ..............................         39,771          60,981           2,591
   Interest expense .............................       (567,379)       (490,758)       (610,425)
   Gain on sale of assets (Note 12) .............              0         760,731               0
------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item .........     (1,217,445)         51,862        (826,766)

Extraordinary item:
   Gain on debt discharge (Notes 4 and 7) .......              0         272,096       4,618,842
------------------------------------------------------------------------------------------------
Net (loss) income ...............................   $ (1,217,445)   $    323,958    $  3,792,076
================================================================================================
Basic earnings (loss) per common share (Note 2)
   (Loss) income before extraordinary item ......   $      (0.62)   $       0.03    $      (0.42)
   Extraordinary item ...........................              0            0.14            2.35
------------------------------------------------------------------------------------------------
Net (loss) income per common share ..............   $      (0.62)   $       0.17    $       1.93

Diluted earnings (loss) per common share (Note 2)
   (Loss) income before extraordinary item ......   $      (0.62)   $       0.02    $      (0.42)
   Extraordinary item ...........................              0            O.11            2.35
------------------------------------------------------------------------------------------------
Net (loss) income per common share ..............   $      (0.62)   $       0.13    $       1.93
================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDERS' INVESTMENT
Phoenix Medical Technology, Inc.

For the years ended December 31, 1997, 1996 and 1995

                                            COMMON STOCK
                                        --------------------
                                                                                           RETAINED        TOTAL
                                                                 PAID-IN                   EARNINGS     SHAREHOLDERS'
                                         SHARES      AMOUNT      CAPITAL     WARRANT       (DEFICIT)     INVESTMENT
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ......       1,963,563   $196,356   $7,224,503   $1,235,184   $(6,978,568)   $ 1,677,475
   Net income ...................               0          0            0            0       323,958        323,958

---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 ......       1,963,563   $196,356   $7,224,503   $1,235,184   $(6,654,610)   $ 2,001,433
   Net loss .....................               0          0            0            0    (1,217,445)    (1,217,445)

---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 ......       1,963,563   $196,356   $7,224,503   $1,235,184   $(7,872,055)   $   783,988

---------------------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
Phoenix Medical Technology, Inc.

FOR THE YEARS ENDED DECEMBER 31,                               1997            1996          1995
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income ....................................   $(1,217,445)   $   323,958    $ 3,792,076
   Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
   Depreciation and amortization ........................       450,655        496,662        469,977
   Extraordinary item: Gain on debt discharge ...........             0       (272,096)    (4,618,842)
   Gain on sale of assets (Note 12) .....................             0       (760,731)             0
   Loss on nonoperating equipment .......................       138,757        112,486              0
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable, net ...         3,877        (43,595)      (238,467)
      Increase in inventories ...........................      (223,387)      (466,448)      (289,751)
      Decrease (increase) in prepayments and other ......        38,937        (20,243)        39,765
      Increase in other assets ..........................       (15,000)      (151,708)      (253,686)
      Increase (decrease) in accounts payable,
         accrued expenses, and other liabilities ........       164,016       (218,839)       715,744
-----------------------------------------------------------------------------------------------------
   Net cash used in operating activities ................      (659,590)    (1,000,554)      (383,184)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to operating property, plant
   and equipment, net ...................................      (125,893)      (250,000)       (71,640)
-----------------------------------------------------------------------------------------------------
   Net cash used in investing activities ................      (125,893)      (250,000)       (71,640)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from sale of assets (applied to debt) ..........             0      1,114,341              0
Proceeds from issuance of long term debt ................             0        750,000              0
Borrowings under (repayments on)
  revolving loan agreement, net .........................     1,032,465       (181,711)       587,941
Reduction of long term debt .............................      (262,907)      (467,326)       (90,125)
-----------------------------------------------------------------------------------------------------
   Net cash provided by financing activities ............       769,558      1,215,304        497,816
-----------------------------------------------------------------------------------------------------
Net (decrease) increase in cash .........................       (15,925)       (35,250)        42,992
Cash at beginning of year ...............................        54,161         89,411         46,419
-----------------------------------------------------------------------------------------------------
Cash at end of year .....................................   $    38,236    $    54,161    $    89,411
=====================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the year for interest ..................   $   555,044    $   492,484    $   441,104
Cash paid during the year for reorganization items:
      Unsecured creditors ...............................         2,810        134,867         43,448
      Deferred Taxes ....................................        28,630              0              0

Supplemental schedule of non-cash investing and
  financing activities:
      Conversion of accrued expenses to long term debt ..             0              0        531,769
      Conversion of long term debt to warrant ...........             0              0      1,235,184
=====================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Phoenix Medical Technology, Inc.
December 31, 1997, 1996, and 1995

---------------------------------

NOTE 1 - ORGANIZATION AND GENERAL

         Phoenix Medical Technology, Inc. (a Delaware Corporation), hereinafter referred to as the Company, manufactures, markets and distributes a range of single use vinyl, latex and nitrite gloves for use in various applications where clean, protective handcovers are important. The Company's gloves are primarily used for healthcare services, beauty and barber shop services, food processing, electronics and computer manufacturing and assembly, photo finishing and janitorial services. The Company markets its products to medical and industrial supply companies and generally does not make direct sales to end users. (See
Note 5 for discussion regarding continuity of operations and realization of assets.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Change - During the fourth quarter of 1996, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and a better matching of inventory costs with product sales. This change has been applied by retroactively restating the accompanying financial statement for the previous year. Retained earnings for the year ended December 31, 1995 has been adjusted for the effect of applying retroactively the new method of valuing inventories. The following summarizes the effect of changing the accounting method for valuing inventories.

                                             Income (Loss)
                                            Before Extraor-
                                              dinary Item                Net Income
  ---------------------------------------------------------------------------------
  As previously reported                      $(938,479)                 $3,680,363
  Effect of change in ac-
    counting method for
    inventories                                 111,713                     111,713
  ---------------------------------------------------------------------------------
  As restated                                  (826,766)                  3,792,076

  Basic EPS, as
    previously reported                       $   (0.48)                 $     1.87

  Effect of change in ac-
     counting method for
     inventories                                   0.06                        0.06
  ---------------------------------------------------------------------------------
  Basic EPS, as
     restated                                 $   (0.42)                 $     1.93

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out ("FIFO") method of inventory accounting. (See Accounting Change note above.) Inventory costs include materials, direct labor and factory overhead. Inventories consist of the following:


                                                            December 31,
                                                       ------------------------
                                                          1997          1996
                                                       ------------------------
  Raw materials and supplies......................... $  503,881    $  430,549
  Finished goods.....................................  1,275,624     1,125,569
                                                      ----------    ----------
                                                      $1,779,505    $1,556,118
                                                      ==========    ==========

         Property, Plant and Equipment - All property, plant and equipment are stated at cost. Interest capitalized during cons-truction periods is included in plant and equipment and depreciated over the life of the asset. No interest was capitalized during 1997, 1996 or 1995. Plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

  Buildings and improvements.................................... 20-33 years
  Machinery and equipment.......................................   3-9 years

         Other Assets - The Company capitalized certain costs related to the refinancing of debt (see Note 7). Loan costs are amortized on a straight-line basis over the term of the related loans.

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

         Fair Values of Balance Sheet Financial Instruments - The carrying amount reported in the accompanying Balance Sheets for cash, accrued expenses and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value because the underlying instruments are variable rate notes that reprice frequently. The fair values of long-term other liabilities are estimated by discounting future cash flows using borrowing rates currently available to the Company for unsecured obligations with similar terms and maturities. At December 31, 1997, the estimated fair value of the Company's long-term other liabilities approximates $658,000.

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

         Adoption of SFAS No. 128 - In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:

                                                                  1996                1995
                                                                 --------------------------
  Per share amounts:
  Primary EPS as reported                                        $0.17                $1.93
  Effect of adoption of SFAS No. 128                                 0                    0
                                                                 --------------------------
  Basic EPS, as restated                                         $0.17                $1.93
                                                                 ==========================
  Diluted EPS as reported                                        $0.17                $1.93
  Effect of adoption of SFAS No. 128                             (0.04)                   0
                                                                 --------------------------
  Diluted EPS, as restated                                       $0.13                $1.93
                                                                 ==========================

         In 1997 and 1995, diluted earnings per share is equal to basic earnings per share since the Company has recorded a loss from continuing operations for both years.

         The following is a reconciliation of the basic and diluted per share computations for income before extraordinary item for 1996.

                                                  Per Share
                             Income     Shares     Amount
                             ------------------------------
Basic earnings per share     $51,862   1,963,563   $   0.03
Warrants issued                 --       496,058      --
Options issued                  --        21,000      --
                             -------------------
Diluted earnings per share   $51,862   2,480,621   $   0.02
                             ===================

NOTE 3 - NONOPERATING EQUIPMENT

         During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events occur which indicate that the carrying amount of the asset might not be recoverable. The review should assess fair value based on estimated future cash flows expected from the use and disposition of the asset. The asset should be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

         At December 31, 1997, nonoperating equipment includes a vinyl auto-glove stripper machine with a net book value of approximately $500,000. To be fully operational, this machine will require an additional cash investment between $50,000 to $150,000. Management intends to use a portion of the $750,000 capital expenditure term loan, to be received from LIG (see Note 13), to make necessary modifications to the vinyl auto-glove stripper.

         During 1997, the Company recorded a $139,000 impairment loss to write-off the remaining net book value of the co-poly machine which was not operational.

NOTE 4 - BANKRUPTCY PROCEEDINGS

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

         As of December 31, 1997, the following obligations are outstanding related to the Company's bankruptcy proceedings:

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

         Deferred Compensation - Post-petition deferred compensation owed to two officers of the Company in the amount of $170,000 (see Note 6) was to be paid in cash over a 48 month period beginning in the thirteenth month after confirmation of the Plan. The debt refinancing discussed at Note 7 modified the terms of repayment. Under separate agreements with NationsBank and The CIT Group/Credit Finance (CIT), the two officers have agreed to waive their right to receive payment of all or any portion of their deferred compensation of $170,000 until such time as all obligations of the Company to NationsBank and CIT have been repaid.

         Pre- and Post-Petition Property Taxes - The payment terms for pre- and post-petition property taxes were modified in conjunction with the debt refinancing discussed at Note 7. The agreement between the Company and Williamsburg County, South Carolina requires interest payments at the rate of 7% on the unpaid balance and 84 monthly principal payments beginning April 1, 1997. As of December 31, 1997, the Company was delinquent on 4 monthly payments to Williamsburg County, totaling approximately $37,000, including principal and interest.

NOTE 5 - CONTINUITY OF OPERATIONS AND REALIZATION OF ASSETS

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern and presumes the realization of assets and the settlement of liabilities in the ordinary course of business. As discussed in Note 4, the Company received approval of the reorganization plan from the Bankruptcy Court in 1994. As discussed in Note 7, the Company completed the refinancing of the NationsBank debt in 1995.

         The Company has continued to incur substantial operating losses that raise substantial doubt about its ability to continue as a going concern. As such, the Company's ability to realize its assets in the ordinary course of business is dependent upon many factors, the most significant of which include:

- Obtaining approval from the Company's shareholders for the proposed transaction with LIG (See Note 13), which will provide the following:

         -        A $500,000 cash payment for the Option

         -        A $750,000 capital expenditure term loan facility

         - A one year Research and Development (R&D) agreement whereby LIG will fund R&D expenditures for the development of technology for the manufacture of nitrile gloves for medical uses

         - A one year nitrile glove supply agreement at a price of cost plus 10%

- The Company's ability to compete effectively in the non-medical vinyl glove market

- Securing a patent and obtaining approval from the EPA for the Company's antimicrobial vinyl glove product

- Successful commercial introduction of the Company's 100% synthetic cleanroom nitrile glove product

- Successful defense of any litigation resulting from alleged injuries arising from latex-related allergies (see Note 14)

- Maintaining compliance with loan covenants (or obtaining sufficient waivers for any loan covenant violations)

Management's plans to address the above matters include:

-        Obtaining shareholder approval for the proposed transaction with LIG

- Continuing efforts to increase sales of the Company's existing non-medical vinyl glove products through the conversion of major semiconductor chip manufacturers from competitors to the Company

- Continuing to pursue a patent and obtaining EPA approval for the antimicrobial vinyl glove product

- Continuing to develop the medical nitrite glove with R&D assistance to be provided by LIG

- Vigorously defending any litigation resulting from alleged injuries arising from latex-related allergies

- Monitoring compliance with existing loan covenants and obtaining sufficient waivers for any loan covenant violations

NOTE 6 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following at December 31, 1997 and 1996:

                                    December 31,
                              -----------------------
                                  1997         1996
                              -----------------------
Accounts payable ............ $  662,293   $  645,716
Accrued compensation and
   payroll taxes ............    332,758      291,826
Accrued property taxes ......    222,230      193,127
Other current liabilities ...    304,610      150,489
                              ----------   ----------
   Total accounts payable and
   accrued expenses ......... $1,521,891   $1,281,158
                              ==========   ==========

Accounts payable, long term .     28,607       31,417
Accrued property taxes ......    485,179      559,084
Deferred compensation .......    170,000      170,000
                              ----------   ----------

   Total other liabilities .. $  683,786   $  760,501
                              ==========   ==========

NOTE 7 - DEBT

         On March 29, 1995, the Company completed a refinancing of the NationsBank debt by replacing such debt with debt facilities provided by Carolina First Bank and The CIT Group/Credit Finance. The Company used the net proceeds of the Carolina First loan and the initial funding of the CIT facility to settle its indebtedness with NationsBank. Pursuant to such settlement, the Company also issued a note recorded in the amount of $248,959 to NationsBank and a warrant to purchase up to 496,058 shares of the Company's Common Stock exercisable at a price of $0.03125 per share. The warrants are exercisable within two to ten years from March 27, 1995, the date of the loan agreement, and were valued at $1,235,184. The Company has reported in the 1995 Statement of Operations, a gain on debt discharge of $4,618,842 related to the debt forgiven.

         Summarized below is the Company's debt at December 31, 1997 and 1996 and the terms of the debt. Substantially all assets are pledged as collateral against the loans.

Note 7 (continued)

                                                 December 31,
                                           ------------------------
                                              1997          1996
                                           ----------   -----------
Revolving loan payable to bank,
  interest accrues at prime plus 3.25%
  (11.75% at December 31, 1997) with
  scheduled maturity in 1999, secured by
  the Company's eligible inventory and
  receiveables .........................   $2,771,769   $1,739,304

Term loan payable to bank, due in
  scheduled monthly installments
  of $20,184, including interest at
  prime plus 2.0% (10.5% at December
  31, 1997) with scheduled maturity
  in 2010, secured by the Company's
  real property and fixtures ...........    1,589,360    1,659,316

Term loan payable to bank, due in
  scheduled monthly installments
  of $12,500 plus interest at prime
  plus 3.25% with scheduled maturity
  in 1999, secured by certain
  assets of the Company ................      562,500      712,500

Term note payable to bank,
  renegotiated in 1996, due in
  scheduled monthly installments
  of $5,000 including interest
  at prime plus 2% with scheduled
  maturity in 1998 .....................      136,742      179,693
                                           ----------   ----------
Total debt .............................    5,060,371    4,290,813
Less - current portion .................    3,126,485    1,991,536
                                           ----------   ----------
                                           $1,933,886   $2,299,277
                                           ==========   ==========

Maturities of long term debt are as follows:

              1998              $3,126,486
              1999                 485,710
              2000                  81,320
              2001                  91,354
              2002                 102,079
        Thereafter               1,173,423
                                ==========

         The Company had outstanding borrowings of $2,771,770 under its revolving loan as of December 31, 1997. Commitment fees are .50% of the unused portion of the revolving loan. Borrowings under this arrangement are secured by liens on receivables and inventory. Pursuant to the revolving credit facility, the Company can borrow up to 50% of the value of the Company's eligible inventory and 85% of the value of the Company's eligible accounts receivable. The total loan availability is $3,750,000, including the $750,000 term loan from the same bank. The Company's revolving loan agreement contains a lock box requirement and a subjective acceleration clause that require the revolving line of credit to be classified as a current liability.

         Borrowings under the Company's revolving loan averaged $2,161,000 during 1997 and $1,587,000 during 1996. Maximum borrowings were $2,393,000 in 1997 and $1,944,000 in 1996. The weighted average interest rate for such borrowings was 12.5% in 1997 and 14.9% in 1996.

         The Company's loan agreements contain certain financial covenants and ratio requirements such as minimum current ratio, minimum working capital, maximum leverage and minimum net worth as defined. The Company is also restricted to maximum annual capital expenditures. As of December 31, 1997, the Company was in compliance with or had obtained appropriate waivers for all covenants of the loan agreements.

NOTE 8 -- INCOME TAXES

         The components of deferred taxes as of December 31, 1997 and 1996 were as follows:

                                             December 31
                                      --------------------------
                                          1997           1996
                                      --------------------------
Deferred tax assets:
     Net loss carryforwards           $ 2,327,000    $ 2,014,000
     General business credit
        carryforwards                     412,000        455,000
     Other liabilities and reserves       142,000        134,000
     Valuation allowance               (2,377,000)    (2,034,000)
                                      -----------    -----------
      Total deferred tax assets           504,000        569,000
                                      -----------    -----------
Deferred tax liabilities:
     Basis difference in operating
     property, plant and equipment        504,000        569,000
                                      -----------    -----------
Net deferred taxes                              0              0
                                      -----------    -----------

         The valuation allowances of $2,377,000 and $2,034,000 as of December 31, 1997 and 1996 respectively were established because in the Company's assessment, it is uncertain whether the deferred tax assets will be realized.

         As of December 31, 1997, the Company has net operating loss carryforwards of approximately $6,125,000 for tax purposes and general business credits of approximately $412,000 available through 2012 and 2003, respectively, to reduce future income taxes payable by the Company.

         The effective tax rate varied from the federal statutory rate because no deferred tax assets applicable to the net operating losses have been recorded.

         The effective tax rate varied from the federal statutory rate because of the following:


                                                      1997     1996     1995
                                                      ----     ----     ----
 Federal statutory rate                                (34)%    (34)%    (34)%
 Losses carried forward
    for future years                                    34       34       34
                                                      ----     ----     ----
                                                        -        -        -
                                                      ====     ====     ====

NOTE 9 - MAJOR CUSTOMERS, CONCENTRATION OF CREDIT RISK AND RELATED PARTY TRANSACTIONS

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

         Sales to the Company's five largest customers were approximately 28% in 1997, 28% in 1996 and 29% in 1995. No customer individually accounted for more than 10% of total sales in 1997, 1996 or 1995. The Company extends credit to its customers, most of which are in the safety supply, medical supply and contamination control industries, or are government agencies. Export sales, primarily to customers in Europe and Asia, were approximately 10%, 12% and 7% in 1997, 1996 and 1995 respectively.

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

         Total annual compensation, net of amount forgiven, related to the officers was $202,000 in 1997, $193,000 in 1996 and $185,000 in 1995. These
officers have forgiven $86,400 of such compensation in 1997, $94,700 in 1996 and $103,000 in 1995. These officers have no present or future rights to the forgiven compensation.

NOTE 10 - RETIREMENT PLAN

         Effective July 1, 1988, the Company adopted the Phoenix Medical Technology, Inc. Savings Plan (the "Savings Plan") to provide employees with a source of income after retirement. The Savings Plan includes 401(k) salary reduction provisions. The Company's contributions are at the discretion of the Board of

Directors, subject to certain limitations, and may be made in the form of Company common stock. Contribution expense under the Savings Plan was approximately $5,300 in 1997, $4,800 in 1996 and $4,600 in 1995.

NOTE 11 - STOCK OPTIONS

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows companies to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The adoption of SFAS No. 123 did not have a material impact on the Company's financial position.

         In March 1984, the Board of Directors adopted an incentive stock option plan for management and key employees. The plan authorizes up to 50,000 shares to be available for options to be granted by a committee of the Board. Options will be exercisable within two to ten years from the dates of grant and at not less than fair market value of the stock at the dates the options are granted. During 1997, management terminated this plan and options for the purchase of 35,000 shares expired.

         In April 1988, the Company's shareholders approved a new incentive stock option plan for management and key employees. The plan authorizes up to 50,000 shares to be available for options to be granted by a committee of the Board of Directors. Options will be exercisable within six months to ten years from the dates of grant at not less than the fair market value of the stock at the dates the options are granted. As of December 31, 1997, options to purchase 29,450 shares were outstanding under this plan.

         In April 1989, the Company's shareholders approved a new non-qualified stock option plan for non-employee directors. The 1989 plan authorizes up to 28,000 shares to be available for issuance upon the exercise of options granted under the 1989 plan. Under the 1989 plan, each eligible director was granted an option for 1,000 shares of the Company's common stock on May 1, 1989, 1990, 1991 and 1992. The shares granted are exercisable within six months to ten years from the dates of the grants. In April

1989 and May 1990, options for the purchase of 7,000 shares of common stock were granted by the Board of Directors. In May 1991 and 1992, the Board of Directors granted options for the purchase of 3,000 shares of common stock in accordance with the 1989 stock option plan. As of December 31, 1997, options to purchase 41,450 shares were outstanding under this plan.

         Transactions under the Option Plans are as follows:

                                    Number of     Option Price
                                     Shares        Per Share
                                   -----------    ------------
Outstanding 12/31/94 ..............  68,200    $0.06 to $15.00
Granted ...........................  15,000         $0.375
Expired ...........................  (6,750)        $8.00
Outstanding 12/31/96 and 12/31/95..  76,450    $0.06 to $15.00
Granted ...........................      0           N/A
Expired ........................... (35,000)        $8.06
Outstanding 12/31/97 ..............  41,450    $0.06 to $15.00

         As of December 31, 1997, 78,000 shares have been reserved for issuance under the option plans discussed above.

         The Company applied APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been adjusted to the pro forma amounts indicated below (in thousands):

                                       1997        1996
                                    ----------   --------
Net (loss) earnings
  As reported                       $  (1,217)   $   324
  Pro forma                            (1,218)       323

Basic (loss) earnings per share
  As reported                       $   (0.62)   $  0.17
  Pro forma                             (0.62)      0.16

Diluted (loss) earnings per share
  As reported                       $   (0.62)   $  0.13
  Pro forma                             (0.62)      0.13

         Pro forma net (loss) earnings reflect only options granted since 1995. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) earnings amounts presented above because compensation expense is reflected over the options' vesting period of five years and compensation expense for options granted prior to January 1, 1995, is not considered.

NOTE 12 - SALE OF ASSETS

         On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek"), all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information and all other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for ten years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 of all contingent payments and a maximum total purchase price of $3,000,000. The Company's sales of items produced by the assets sold to Microtek accounted for 4% of their total sales in 1995. This sale resulted in a gain of approximately $760,000 in 1996. Contingent payments were $4,200 in 1997.

NOTE 13 - POSSIBLE SALE OF THE COMPANY

         On September 15, 1997, the Company announced that it had entered into a letter of intent with London International Group, Inc. ("LIG") with respect to LIG's intent to purchase an option to acquire substantially all of the assets of the Company and other related transactions. LIG is a U.K. corporation and a leading manufacturer of personal protective products utilizing thin-film barrier technology, including Marigold(R) Industrial Gloves.

         As contemplated by the letter of intent, LIG will pay $500,000 as consideration for an option to purchase substantially all of the Company's assets and assume certain of the Company's stated liabilities, for a $6,800,000 cash purchase price, for a period of one year from the date of a definitive Option Agreement. In addition, LIG has agreed to finance the acquisition of certain capital equipment and certain other capital improvements for the Company in an amount up to $750,000 and to participate in the joint development of technology for the manufacture of the Company's new nitrile glove products. In addition, LIG will enter into an agreement to purchase industrial gloves from the Company. The terms of the principal transaction have been approved by the Company's Board of Directors but the definitive Option Agreement will be subject to the approval of the Company's stockholders.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company has been named in as a defendant in a class action lawsuit and notified of potential class action lawsuits in association with alleged injuries sustained in connection with latex-related allergies. Management of the Company intends to vigorously contest the claims and any other suits alleging latex-related allergy injuries, or indemnity and/or contribution claims derived from such alleged injuries, which may be brought against it. At this time, due to the recent nature of these claims, management is unable to make an evaluation of the likelihood of an unfavorable potential loss, or to estimate the range of any such loss. The Company maintains product liability coverage, and in the opinion of management, this coverage would be adequate to cover any potential losses related to these potential claims. However, there is no guarantee that the Company will be fully covered for potential claims.

         In addition, the Company is involved in other legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the outcome of such legal proceedings and claims will not materially affect the Company's financial position.

ENVIRONMENTAL MATTERS

         During a Phase II environmental audit of the Company's properties in 1993, an area of approximately 750 to 1,000 square feet was identified as contaminated by a petroleum product. Corrective action is currently in process and the estimated total expenditures will be $50,000 to $75,000 over the next five years, which has not been accrued in the accompanying balance sheet.

         The Company believes it is otherwise in compliance with all environmental regulations and does not expect that any sums it may have to pay in connection with the above environmental matters would have a material effect on the Company's financial position.

REGULATION

         The Company is subject to (a) governmental regulations and periodic inspection of its facilities by the United States Food and Drug Administration,
(b) various federal, state and local laws and regulations regarding the protection of the environment, (c) manufacturers' product liability for which the Company currently maintains liability insurance and (d) adherence to the patent and other intellectual property rights of others.

PURCHASE COMMITMENTS

         At December 31, 1997, the Company had contractual commitments to purchase certain raw materials from suppliers at specified prices. These commitments included agreements to purchase latex through March 1998 at a designated price per pound and in addition, 100% of the Company's requirement of phythalate plasticizers effective through February 28, 1998, at the seller's list price at the time of shipment.

                                                                     SCHEDULE II

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


 Column A                     Column B       Column C    Column D     Column E
-------------------------------------------------------------------------------
                                            Additions    Deductions-
                              Balance at     Charged     Write-offs, Balance at
                              Beginning    to Costs and    net of     End of
 Description                  of Period      Expenses    Recoveries   Period
-------------------------------------------------------------------------------
Year ended December 31,
    1995:
      Allowance for doubtful
        accounts              $70,024        $ 19,386    $(19,386)    $70,024
                              =======        ========    ========     =======
Year ended December 31,
    1996:
      Allowance for doubtful
        accounts              $70,024        $(36,312)   $(13,712)    $20,000
                              =======        ========    ========     =======
Year ended December 31,
    1997:
      Allowance for doubtful
        accounts              $20,000        $  5,551    $ (5,551)    $20,000
                              =======        ========    ========     =======

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

DIRECTOR ELECTED APRIL 22, 1988:

                  Edward W. Gallaher, Sr. Director since 1978. President of the Registrant since its organization in 1978, Treasurer since 1981 and Chief Executive Officer since 1987. He is 65.

DIRECTOR ELECTED APRIL 21, 1989:

                  Grover C. Mixon. Director since 1978. Executive Vice President and Chief Operating Officer of the Registrant since 1988. Senior Vice President of the Registrant from 1985 to 1988. Vice President-Operations of the Registrant 1978-1985. He is 54.

DIRECTORS ELECTED APRIL 20, 1990:

                  Harold H. Heath. Director since 1979. Owner/Operator of the Big Valley Ranch in the State of Washington since 1981. He is 75.

                  Byron M. Layman. Director since 1979. Retired in 1977 as Treasurer of Payne & Company, a wholesale distributor of fabrics. He is 88.

                  William T. Sena. Director since 1980. Chairman of Sena, Weller, Rohs, & Williams, Inc., an investment advisory firm, since 1977. He is 61.

                  The Registrant's Bylaws provide for a range in the number of directors, with the provision that, until otherwise determined by the Board of Directors, the number of directors shall be fixed at nine. Because of the resignations of directors, there are currently only five directors. There has not been a meeting of the Registrant's shareholders since April 20, 1990. The Board of Directors met three times in 1997, conferred several times by conference telephone and exchanged correspondence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  To the Registrant's knowledge, based solely on a review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

                  The following table sets forth all cash compensation paid to or for the account of the Registrant's chief executive officer. The annual salary and bonus of only the chief executive officer exceeded $100,000 the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------

                                                                ANNUAL COMPENSATION
                                                  -------------------------------------------------

                                                                                    OTHER ANNUAL       ALL OTHER
        NAME AND PRINCIPAL                                                          COMPENSATION      COMPENSATION
             POSITION                    YEAR        SALARY ($)       BONUS ($)          ($)             ($)(1)
------------------------------------ ------------ ---------------- --------------- ---------------- ----------------

      Edward W. Gallaher, Sr.            1997       $108,500(1)          0               (3)              $924
    President, Treasurer, Chief
  Executive Officer and Director
                                     -------------------------------------------------------------------------------

                                         1996       $107,750(3)          0               (3)              $924
                                     -------------------------------------------------------------------------------

                                         1995       $ 95,000(3)          0               (3)              $924
====================================================================================================================

------------------------

(1) Amount of vested and unvested Registrant contributions under the Registrant's Savings Plan, a 401(k) Plan.

(2)      Does not include $46,500, $53,250 and $60,000 in 1997, 1996 and 1995, respectively, of annual salary forgiven by Mr. Gallaher. Mr. Gallaher has no present or future right to such amount; however, Mr. Gallaher's annual salary as established by the Board of Directors remains $155,000.

(3) Mr. Gallaher did not receive personal benefits during the listed years in excess of 10% of annual salary and bonus.

                  The following table shows, on an aggregated basis the 1997 fiscal year-end value of unexercised options and SARs held by Mr. Gallaher. No stock options or tandem SARs were exercised by Mr. Gallaher during the fiscal year ended December 31, 1997.

                     AGGREGATED OPTION/SAR EXERCISES IN 1997
                          AND FY-END OPTION/SAR VALUES

--------------------------------------------------------------------------------------------------------------------

                                                                  NUMBER OF UNEXERCISED    VALUE OF UNEXERCISED IN-
                                                                 OPTIONS/SARS AT FY-END     THE-MONEY OPTIONS/SARS
                               SHARES                                    (# SH)                  AT FY-END ($)
                             ACQUIRED ON      VALUE REALIZED          EXERCISABLE /              EXERCISABLE /
          NAME             EXERCISE (# SH)         ($)                UNEXERCISABLE              UNEXERCISABLE
-------------------------- ---------------- ------------------ -------------------------- --------------------------
Edward W. Gallaher, Sr.           0                 0                  5,000 / 0          0/0
--------------------------------------------------------------------------------------------------------------------



EMPLOYMENT AGREEMENTS

                  In March 1984, the Registrant entered into non-competition and consulting agreements with Messrs. Gallaher and Mixon. Under these agreements, after the officers' termination, each of them will be required not to compete with the Registrant and to provide up to 60 days consulting services per year for two years. Annual payments under these agreements will equal each officer's final annual compensation at the time of termination. The current annual salaries of Messrs. Gallaher and Mixon, as established by the Board of Directors, are $155,000 and $133,000, respectively. However, Messrs. Gallaher and Mixon forgave $46,500 and $39,900, respectively, of such salaries for the fiscal year ended December 31, 1996 and have no present or future right to such forgiven amounts.

DIRECTORS' FEES

                  The Directors of the Registrant who are not employees are traditionally paid an annual fee of $3,000 plus $500 for each Board meeting attended and each Committee meeting attended which is not held on the same day as a Board meeting. The Chairman of the Board traditionally receives an annual fee of $5,000, in lieu of the $3,000 fee paid to non-employee Directors. Each Chairman of a Committee who is not an employee traditionally receives an additional $1,000. No fees were paid to the Directors during 1997 due to the severe financial condition of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth certain information as of February 28, 1998, with respect to the beneficial ownership of the Registrant's Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than 5% of such outstanding shares, (ii) each director of the Registrant, (iii) the named executive officers and (iv) all directors and officers of the Registrant as a group:

                                            Number of Shares                            Percentage
                                            and Nature of                               of Shares
  Name and Address                          Beneficial Ownership(1)                     Outstanding
--------------------                        -----------------------                     -----------
Harold H. Heath                                      18,500 (2)                             (3)

Byron M. Layman                                      26,000 (4)                             1.3% (5)

William T. Sena                                      21,400 (2)                             1.1%

Edward W. Gallaher, Sr.                             108,495 (6)                             5.5% (5)
Route 521 West
P.O. Box 346
Andrews, SC  29510

Grover C. Mixon                                      69,584 (7)                             3.5% (5)
Route 521 West
P.O. Box 346
Andrews, SC  29510

NationsBank, N.A. (Carolinas)                       496,058 (8)                            20.0% (9)
901 W. Trade St., 4th Floor
Charlotte, NC 28255

All Officers and
Directors of the
Registrant as a Group                               243,979 (10)                           12.3% (11)



(1) All shares are owned directly and with sole voting and dispositive power except as otherwise noted.

(2) Includes 4,000 shares subject to options which are currently exercisable or exercisable within 60 days.

(3)      Less than 1%.

(4) Includes 2,805 shares owned by Mr. Layman's wife and 4,000 shares subject to options which are currently exercisable or exercisable within 60 days.

(5) Based on the number of shares outstanding and shares subject to options held by the Director which are currently exercisable or exercisable within 60 days.

(6) Includes 7,250 shares subject to options which are currently exercisable or exercisable within 60 days and 15,550 shares held by Mr. Gallaher's wife.

(7) Includes 500 shares owned by Mr. Mixon's wife and 6,950 shares subject to options which are currently exercisable or exercisable within 60 days.

(8) Represents shares subject to a warrant which is currently exercisable at an exercise price of $0.03125 per share.

(9) Based on the number of shares outstanding and shares subject to the warrant held by the beneficial owner which is currently exercisable or exercisable within 60 days.

(10) Includes 26,200 shares subject to options which are currently exercisable or exercisable within 60 days.

(11) Based on number of shares outstanding and shares subject to options held by the officers and directors which are currently exercisable or exercisable within 60 days.

                                     PART IV

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K


                  (a) EXHIBITS

                  See INDEX to EXHIBITS.

                  (b) REPORTS ON FORM 8-K

                  The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

                  ITEMS 4, 8 AND 12 ARE INAPPLICABLE AND ARE OMITTED.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHOENIX MEDICAL TECHNOLOGY, INC.


Dated: March 9, 1998                By: /s/ Edward W. Gallaher, Sr.
                                        -----------------------------
                                        Edward W. Gallaher, Sr.
                                        President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                             Capacity                         Date
         ---------                             --------                         ----
/s/ Edward W. Gallaher, Sr.                    President, Treasurer             March 9, 1998
---------------------------                    and Director
Edward W. Gallaher, Sr.                        (Principal Executive
                                               and Financial Officer)


/s/ Grover C. Mixon                            Executive Vice                   March 9, 1998
-----------------------                        President and
Grover C. Mixon                                Director



                                               Director                         March   , 1998
-----------------------
Harold H. Heath


/s/ Byron M. Layman                            Director                         March 10, 1998
-----------------------
Byron M. Layman


/s/ William T. Sena                            Director                         March 9, 1998
-----------------------
William T. Sena


/s/ Delores Williams                           Controller                       March 9, 1998
-----------------------                        (Principal Accounting
Delores Williams                               Officer)


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                     Item 13

                                   FORM 10-KSB
                                  ANNUAL REPORT

For the fiscal year ended                                Commission File Number
        December 31, 1997                                               0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                                INDEX TO EXHIBITS


                                                                                             LOCATED AT
                                                                                             MANUALLY
                                                                                             NUMBERED PAGE
                                                                                             -------------
(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

         2.1               Plan of Reorganization, confirmed February 7, 1994, U.S.
                           Bankruptcy Court for the District of South Carolina,
                           Columbia Division, was filed as an Exhibit to the
                           Registrant's Form 10-QSB for the quarter ended
                           October 3, 1993                                                       *

         2.2               Option Agreement, dated as of December 22, 1997, by
                           and between the Registrant and London International
                           Group, Inc., was filed as an Exhibit to the Registrant's
                           Form 8-K dated January 6, 1998.                                       *

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1               Certificate of Incorporation of Phoenix Medical Technology,
                           Inc., as amended, was filed as an Exhibit to the
                           Registrant's Registration Statement on Form S-1 (Reg. No.
                           2-90708)                                                              *

         3.2               Certificate of Amendment to the Certificate of Incorporation
                           was filed as an Exhibit to the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 1988                        *




         3.3               Amendment to Article VIII of the By-Laws of Phoenix Medical
                           Technology, Inc., approved at the Annual Meeting of
                           Stockholders on April 22, 1988, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year
                           ended December 31, 1988                                               *

         3.4               By-Laws of Phoenix Medical Technology, Inc., as amended, were filed as an Exhibit to the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 1988                        *

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:



         4.1               Warrant dated March 27, 1995 between the Registrant and
                           NationsBank, N.A. (Carolinas), was filed as an Exhibit
                           to the Registrant's Form 8-K dated March 29, 1995                     *

         4.2               Loan Agreement dated March 27, 1995 between the Registrant and Carolina First Bank was filed as an Exhibit to the
                           Registrant's Form 8-K dated March 29, 1995                            *

         4.3               Loan and Security Agreement dated March 28, 1995 between the
                           Registrant and The CIT Group/Credit Finance, Inc. was filed
                           as an Exhibit to the Registrant's Form 8-K dated March 29, 1995       *



(10)     MATERIAL CONTRACTS:

         10.1              1984 Incentive Stock Option Plan was filed as an Exhibit to the Registrant's Registration Statement on Form S-1
                           (Reg. No. 2-90708)                                                    *

         10.2              Form of Consulting and Noncompetition Agreements, dated
                           March 23, 1984, between the Registrant and Edward W.
                           Gallaher, Sr. and Grover C. Mixon was filed as an Exhibit to the Registrant's Registration Statement on Form No. S-1
                           (Reg. No. 2-90708)                                                    *



         10.3              License Agreement, dated February 24, 1983, among the
                           Registrant, Baxter Travenol Laboratories, Inc., Travenol
                           Laboratories, Inc., William E. LeMay, Edward W. Gallaher,
                           Sr., John J. Sullivan, and Grover C. Mixon, relating to the licensing by the Registrant of certain technology from
                           Baxter Travenol Laboratories, Inc. and Travenol
                           Laboratories, Inc. was filed as an Exhibit to the
                           Registrant's Registration Statement on Form S-1 (Reg. No.
                           2-90708)                                                              *

         10.4              Deferred Compensation Plan was filed as an Exhibit to the
                           Registrant's Registration Statement on Form S-1 (Reg. No. 2-90708)    *

         10.5              Form of Option dated April 24, 1987 used in connection with grant of option to purchase 2,000 shares of Common Stock to each of six non-employee directors of the Registrant was
                           filed as an Exhibit to the Registrant's Registration
                           Statement on Form S-2 (Reg. No. 33-16918)                             *

         10.6              1988 Stock Option Plan for Officers and Other Key Employees of the
                           Registrant, as approved at the Annual Meeting of Stockholders on
                           April 22, 1988, was filed as an Exhibit to the Registrant's
                           Annual Report on Form 10-K for the year ended December 31, 1988       *(1)




         10.7              Registrant's Savings Plan Qualified Under Section 401(k) of the
                           Internal Revenue Code, as adopted by the Board of Directors in
                           July, 1988, was filed as an Exhibit to the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1988              *


         10.8              1989 Nonqualified Stock Option Plan for Non-Employee Directors,
                           as approved at the Annual Meeting of Stockholders on April 21,
                           1989 was filed as an Exhibit to the Registrant's Annual Report
                           on Form 10-K for the year ended December 31, 1989                     *

         10.9              Asset Purchase Agreement dated as of March 22, 1996, between the Registrant and Microtek Medical, Inc. for the sale to
                           Microtek of all of Registrant's assets relating to its
                           manufacture and sale of adhesive skin drapes and scrub-and-prep products was filed as an Exhibit to the Registrant's Form 8-K
                           dated March 22, 1996                                                  *

         18                Letter regarding change in accounting principles was filed as an
                           Exhibit to the Registrant's Form 10-KSB for the year ended
                           December 31, 1996.                                                    *

         27                Financial Data Schedule (filed in electronic format only)             N/A

---------------------

"*" Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-KSB from the referenced previous filing with the Commission.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit.