Form 10QSB
period 1998-03-29
PHOENIX MEDICAL TECHNOLOGY INC
filed 1998-05-13
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1998, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to_____________.

Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Delaware                                                  31-092-9195
----------------------------                                 -------------------
  (State or other jurisdic-                                   (I.R.S. Employer
     tion of incorporation                                   Identification No.)
       or organization)

U.S. Hwy. 521 West, Andrews, South Carolina                      29510
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

  (843)221-5100
-----------------------------------------------------
(Registrant's telephone number, including area code)

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

                      Yes X                            No
                         ---                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value          2,459,621
                                ----------------------------
                                (Outstanding at May 8, 1998)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                         MARCH 29, 1998 AND DECEMBER 31, 1997


                                                            March 29           December 31
                                                              1998                1997
                                                           ----------          -----------
                                                           (unaudited)              *
                                     ASSETS
Current Assets
  Cash                                                     $      750          $    38,236
  Receivables                                               1,836,739            1,822,522
  Inventories (Note 2)                                      2,056,032            1,779,505
  Prepaid expenses                                             19,252               37,723
                                                           ----------          -----------
     Total current assets                                   3,912,773            3,677,986

Operating property, plant and equipment - at cost          11,750,410           11,744,242
Less accumulated depreciation                              (8,319,405)          (8,261,185)
                                                           ----------          -----------
     Net operating property, plant and equipment            3,431,005            3,483,057
                                                           ----------          -----------
Nonoperating equipment, net                                   499,765              499,765
Other assets, net                                             370,478              389,228
                                                           ----------          -----------
     Total assets                                          $8,214,021          $ 8,050,036
                                                           ==========          ===========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
  Accounts payable and accrued expenses                    $2,238,774          $ 1,521,891
  Revolving line of credit                                  2,428,022            2,771,769
  Current portion of long-term debt                           343,265              354,716
                                                           ----------          -----------
     Total current liabilities                              5,010,061            4,648,376

Long-term debt                                              1,884,723            1,933,886
Other liabilities                                             680,006              683,786
                                                           ----------          -----------
     Total liabilities                                      7,574,790            7,266,048

Shareholders' investment
  Shares issued and outstanding:
  1,963,563 shares 3/29/98 and 12/31/97                       196,356              196,356
  Paid-in capital                                           7,224,503            7,224,503
  Warrant                                                   1,235,184            1,235,184
  Deficit                                                  (8,016,812)          (7,872,055)
                                                           ----------          -----------
  Total shareholders' investment                              639,231              783,988
                                                           ----------          -----------
  Total liabilities and shareholders' investment           $8,214,021          $ 8,050,036
                                                           ==========          ===========


*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             FOR THE THREE MONTHS ENDED
                                        March 29, 1998        March 30, 1997
--------------------------------------------------------------------------------
Net sales                               $    3,526,328        $    2,963,688

Operating Expenses:
  Cost of goods sold                        (3,107,494)           (2,844,821)
  Selling and administrative expenses         (415,317)             (436,112)
                                        --------------        --------------

  Income (loss) from operations                  3,517              (317,245)

Other expense and income:
  Interest expense, net                       (149,944)             (118,567)
  Miscellaneous income, net                      1,670                 1,976
                                        --------------        --------------
Loss before income tax
  provision                                   (144,757)             (433,836)

Income tax provision                               -0-               (12,000)
                                        --------------        --------------

  Net loss                              $     (144,757)       $     (445,836)
                                        ==============        ==============

Basic loss per share                    $        (0.07)       $        (0.23)

Diluted loss per share                  $        (0.07)       $        (0.23)
                                        ==============        ==============


See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                 Mar 29, 1998            Mar 30, 1997
                                                                 ------------            ------------
Cash flows from operating activities:
  Net Loss                                                       $   (144,757)           $   (445,836)

  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation                                                         58,220                  74,056

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net                   (14,217)                303,697
    (Increase) decrease in inventories                               (276,527)                211,110
    Decrease in prepayments                                            18,471                  46,615
    Decrease (increase) in other assets                                18,750                  (2,500)
    Increase (decrease) in accounts payable
         and accrued liabilities                                      713,103                (191,679)
                                                                 ------------            ------------

Net cash provided by (used in) operating
         activities                                                   373,043                  (4,537)
                                                                 ------------            ------------
Cash flows from investing activities:
    Additions to property plant and equipment                          (6,168)                (67,288)
                                                                 ------------            ------------
Cash flows from financing activities:
   (Reduction of) increase in line of credit                         (343,747)                 20,370
   Reduction of long term debt                                        (60,614)                (66,103)
                                                                 ------------            ------------
Net cash used in financing activities                                (404,361)                (45,733)
                                                                 ------------            ------------
Net decrease in cash                                                  (37,486)               (117,558)
Cash at beginning of period                                            38,236                  54,161
                                                                 ------------            ------------
Cash at end of period                                            $        750            $    (63,397)
                                                                 ============            ============
Cash paid during the period for interest                         $    128,634            $    119,142
                                                                 ============            ============

See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   General

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Company's Form 10-KSB for the year ended December 31, 1997.

     In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories at March 29, 1998 and December 31, 1997 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Company changed to the FIFO from the LIFO (Last-in, last-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for that year. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1997.

                                                Mar 29, 1998         Dec 31, 1997
                                                ------------         ------------
  Raw materials                                  $  560,342           $  503,881
  Work-in-process                                       -0-                  -0-
  Finished goods                                  1,495,690            1,275,624
                                                 ----------           ----------
                                                 $2,056,032           $1,779,505
                                                 ==========           ==========

3.   Earnings

     As of December 31, 1997, the Company adopted SPAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. For March 29, 1998 and March 30, 1997, diluted earnings per share is equal to basic earnings per share since the Company has recorded a loss from continuing operations for both periods.

4.   Subsequent Events

     On September 15, 1997, the Company announced that it had entered into a letter of intent with London International Group, Inc. ("LIG") with respect to LIG's intent to purchase an option to acquire substantially all of the assets of the Company and other related transactions. In the Letter of Intent, LIG agreed to pay $500,000 as consideration for an option to purchase substantially all of the Company's assets and assume certain stated liabilities, for a $6,800,000 cash purchase price, for a period of one year from the date of the definitive Option Agreement. On April 28, 1998, the Company's stockholders approved the Option Agreement with LIG. In conjunction with the approval, the Company received the $500,000 Option Payment on April 29, 1998.

     In addition, subsequent to March 29, 1998, NationsBank exercised its warrants to purchase 496,058 shares of the Company's Common Stock exercisable at a price of $0.03125 per share which was recorded as a reduction of the Company's note payable with NationsBank.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

     Order receipt and net sales each month of the first quarter of 1998 significantly exceeded the results recorded in the first quarter of 1997. Net sales were up 16% in January, 19% in February and 22% in March compared with the same months in 1997 and up 19% for the quarter as compared with the first quarter of 1997. Net sales were $3,526,000 in the first quarter of 1998, up $563,000 as compared with the 1997 first quarter.

     Sales unit volume was up nearly 11% in the first quarter of 1998 compared with 1997 and average selling prices were up nearly 8% compared with 1997. The price increase resulted from product mix improvement. The Registrant's nitrile cleanroom gloves, introduced in 1997, accounted for almost 9% of sales in first quarter of 1998 versus 1% of sales in the first quarter of 1997. Nitrile cleanroom gloves are non-allergenic and provide substantial operating benefits to electronics industry users. Due to material costs and production rate, the new gloves are costly to manufacture and demand a selling price per unit almost twice that of the Registrant's average vinyl and latex gloves.

     The growing demand for nitrile cleanroom gloves and continuing demand for the Registrant's latex gloves, both produced on the same equipment, required substantial weekend operations to meet delivery schedules. Cost of goods sold in the first quarter of 1998 was 88.1% versus 96% in the first quarter of 1997. Overtime premium and new employee training added 1.2%, ($37,000), to the cost of goods sold in the current year quarter versus 0.3%, ($9,000), in the prior year quarter.

     Selling and Administrative ("S&A") expenses were $415,000 or 11.8% of net sales in the current year quarter as compared with $436,000, 14.7%, of net sales in the prior year quarter. Selling expense was 29% lower in the first quarter of 1998 versus one year ago. During the first quarter of 1997, the Registrant began to move to a dedicated employee sales force, adding two field sales persons and terminating six manufacturers representative agencies. Administrative expense was up 13% in the first quarter of 1998 due mainly to increased professional fees related to the transaction with London International Group, Inc. described below, and year end matters.

     The Registrant had $4,000 of income from operations in the first quarter of 1998 versus a $317,000 loss from operations in the first quarter of 1997. The Registrant experienced a net loss of $145,000 in the first quarter of 1998 versus a net loss of $446,000 in the first quarter of 1997. Interest expense was $150,000 in the first quarter of 1998, up from $119,000 a year ago.

     The Registrant, on March 9, 1998, entered the second year of its contract with its hourly production employees. Hourly production employees are represented by the Union of Needletraders, Industrial and Textile Employees ("UNITE"). Under the three year agreement, labor rates increased $0.20/hour for the second contract year. The Registrant considers its present relationship with its employees to be good.

     On April 28, 1998, the Registrant's stockholders approved an Option Agreement with London International Group, Inc. ("LIG"). Pursuant to the Option Agreement, LIG has purchased, at an option price of $500,000, an option to purchase substantially all of the assets of the Registrant at a price of $6,821,708 and to assume certain liabilities of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 29, 1998, the Registrant's operations provided $373,000 of cash compared with $5,000 of cash used by operations in the first quarter of 1997. Capital expenditures used $6,000 of cash in the first quarter of 1998 versus $67,000 in the first quarter a year ago. Accounts payable and accrued expenses increased $713,000 in the first quarter of 1998 compared to a decrease of $192,000 in the first quarter of 1997. The sum of inventories, accounts receivable and prepayments increased $272,000 in the current year quarter compared with a $561,000 decrease in the 1997 first quarter. Inventories increased $277,000 or 15.5%, during the first quarter of 1998, reflecting an increased manufacturing rate and the necessity to inventory at least three weeks finished goods for both latex and nitrile gloves. Because both gloves are manufactured on the same machinery, in 14 day increments, inventories peak at about 21 to 24 days of sales and drop as low as 7 days of sales before the cycle repeats. Inventory value can swing $200,000 to $300,000 depending on where in the cycle a quarter ends. If a quarter ends at the end of the nitrile running period, as on March 29, 1998, inventory levels will be highest.

     At March 29, 1998, the Registrant's borrowing against its $3,750,000 line of credit was $2,953,000, down $381,000 from December 31, 1997. Total bank debt at March 29, 1998 stood at $4,656,000 versus $5,060,000 at December 31, 1997, down $404,000.

     The Registrant is hopeful that the strong order receipt experienced since October 1997 will continue throughout 1998. The fourth quarter 1997 sales growth of 11% and the first quarter 1998 sales growth of 19% compared with prior year quarters, if continued, will help reverse the Registrant's past problems of using cash in operations. Additionally, the Registrant has received the $500,000 Option Agreement purchase price in cash from LIG, discussed earlier herein. In addition, pursuant to other agreements between the Registrant and LIG, LIG has made available to the Registrant a $750,000 term loan facility to be used for certain capital projects.

     In the event the Registrant's operating results fall short of its projections or the borrowings and option purchase price described above are insufficient to fund its capital requirements, the Registrant could be required to seek additional financing. For any such additional financing, the Registrant will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. No assurance can be given, however, that the Registrant will be able to obtain any such additional financing when needed upon terms satisfactory to the Registrant.

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

                           PART II - OTHER INFORMATION

                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 1, 2, 3, AND 4 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 5. OTHER INFORMATION.

     On December 22, 1997, the Registrant announced that it had entered into an Option Agreement, subject to approval by its stockholders, with London International Group, Inc. ("LIG") with respect to LIG's acquisition of an option to purchase all or substantially all of the assets of the Registrant and other related transactions. LIG is an indirect wholly-owned subsidiary of London International Group plc, a company registered in England, and a leading manufacturer of personal protective products utilizing thin film barrier technology, including Marigold(R) Industrial Gloves.

     The terms of the principal transaction with LIG were approved by the Board of Directors of the Registrant, and the definitive Option Agreement was approved by the Registrant's stockholders on April 28, 1998. As contemplated by the Option Agreement, LIG paid to the Registrant $500,000 in cash as consideration for an option to buy all or substantially all of its assets and assume certain liabilities, at a cash purchase price of $6,821,708, exercisable for a period of up to one year. In addition, LIG has agreed to finance the acquisition of capital equipment and other capital improvements for the Registrant of up to $750,000 and to participate in the joint development of technology for the manufacture by the Registrant of new nitrile glove products. Finally, LIG will enter into an agreement to purchase industrial gloves from the Registrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibit 27, Financial Data Schedule filed in electronic format only (for SEC use only).

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 29, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHOENIX MEDICAL TECHNOLOGY, INC.

                                   BY:/s/ Edward W. Gallaher, Sr.
                                      ----------------------------------
                                      EDWARD W. GALLAHER, SR.
                                      PRESIDENT AND TREASURER

                                   BY:/s/ Delores P. Williams
                                      ----------------------------------
                                      DELORES P. WILLIAMS
                                      CONTROLLER





DATE: May 11, 1998
      ------------
                                       12