Form 10QSB
period 1998-06-28
PHOENIX MEDICAL TECHNOLOGY INC
filed 1998-08-11
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to
                                           -----------     -----------
Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                          31-092-9195
---------------------------------------      -----------------------------------
   (State or other jurisdiction                         (I.R.S. Employer
         of incorporation                               Identification No.)
         or organization)

U.S. Hwy. 521 West, Andrews, South Carolina                             29510
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

                                  (843)221-5100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Yes    X                                     No
               -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value           2,459,621
                               -----------------------------------
                                  (Outstanding at July 15, 1998)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                      JUNE 28, 1998 AND DECEMBER 31, 1997

                                                                   June 28          December 31
                                                                     1998               1997
                                                                 ------------      ------------
                                                                 (unaudited)             *
                                     ASSETS

Current Assets
    Cash                                                         $        821      $     38,236
    Receivables                                                     2,038,524         1,822,522
    Inventories (Note 2)                                            2,290,570         1,779,505
    Prepaid expenses                                                   22,317            37,723
    Deferred Expenses (Note 4)                                         97,678               -0-
                                                                 ------------      ------------
       Total current assets                                         4,449,910         3,677,986

Operating property, plant and equipment - at cost                  11,797,452        11,744,242
Less accumulated depreciation                                      (8,382,476)       (8,261,185)
                                                                 ------------      ------------
       Net operating property, plant and equipment                  3,414,976         3,483,057
                                                                 ------------      ------------
Nonoperating equipment, net                                           499,765           499,765
Other assets, net                                                     368,915           389,228
                                                                 ------------      ------------
       Total assets                                              $  8,733,566      $  8,050,036
                                                                 ============      ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
    Accounts payable and accrued expenses                        $  2,014,991      $  1,521,891
    Revolving line of credit                                        2,783,510         2,771,769
    Current portion of long-term debt                                 675,234           354,716
    Deferred Option payment (Note 4)                                  508,054               -0-
                                                                 ------------      ------------
       Total current liabilities                                    5,981,789         4,648,376

Long-term debt                                                      1,468,223         1,933,886
Other liabilities                                                     706,403           683,786
                                                                 ------------      ------------
       Total liabilities                                            8,156,415         7,266,048

Shareholders' investment
     Shares issued and outstanding:
     2,459,621 shares 6/28/98,
     1,963,563 shares 12/31/97                                        245,962           196,356
     Paid-in capital                                                8,425,582         7,224,503
     Warrant                                                              -0-         1,235,184
     Deficit                                                       (8,094,393)       (7,872,055)
                                                                 ------------      ------------
     Total shareholders' investment                                   577,151           783,988
                                                                 ------------      ------------
     Total liabilities and shareholders' investment              $  8,733,566      $  8,050,036
                                                                 ============      ============

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                             June 28, 1998    June 29, 1997    June 28, 1998    June 29, 1997
-------------------------------------------------------------------------------------------------------------
Net sales                                     $ 3,937,529      $ 3,701,221      $ 7,463,857      $ 6,664,909

Operating expenses:
   Cost of goods sold                          (3,400,589)      (3,159,457)      (6,508,083)      (6,004,278)
   Selling and administrative expense            (455,433)        (430,364)        (843,169)        (866,476)
-------------------------------------------------------------------------------------------------------------
   Income (Loss) from operations                   81,507          111,400          112,605         (205,845)

Other expense and income:
   Interest expense, net                         (160,422)        (129,449)        (310,366)        (248,016)
   Miscellaneous income, net                        1,334           35,633            3,004           37,609
   Option Agreement expense (Note 4)                  -0-              -0-          (27,581)             -0-
-------------------------------------------------------------------------------------------------------------
(Loss) Income before income tax provision         (77,581)          17,584         (222,338)        (416,252)
Income tax provision                                  -0-              -0-              -0-          (12,000)
-------------------------------------------------------------------------------------------------------------
   Net (loss) income                          $   (77,581)     $    17,584      $  (222,338)     $  (428,252)
============================================================================================================
Basic (loss) income per share                 $     (0.03)     $      0.01      $     (0.10)     $     (0.22)
Diluted (loss) income per share               $     (0.03)     $      0.01      $     (0.10)     $     (0.22)
============================================================================================================

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                           SIX MONTHS ENDED
                                                           ----------------
                                                      June 28, 1998  June 29, 1997
                                                      -------------  -------------
Cash flows from operating activities:
    Net Loss                                            $(222,338)     $(428,252)
    Adjustments to reconcile net income to
       net cash provided by (used in)
       operating activities:
    Depreciation                                          121,291        163,782

    Changes in assets and liabilities:
       Increase in accounts receivable, net              (216,002)       (19,057)
       Increase in inventories                           (511,065)      (223,868)
       Decrease in prepayments                             15,406         17,709
       Decrease in other assets                            20,313         16,250
       Increase in deferred expenses (Note 4)             (97,678)           -0-
       Increase in accounts payable
         and accrued liabilities                          515,717         86,236
       Increase in deferred Option Payment (Note 4)       508,054             -0
                                                        ---------      ---------

Net cash provided by (used in) operating activities       133,698       (387,200)
                                                        ---------      ---------
Cash flows from investing activities:
    Additions to property plant and equipment             (53,210)       (93,875)
                                                        ---------      ---------
Cash flows from financing activities:
    Exercise of warrant                                    15,501            -0-
    Increase in line of credit                             11,741        561,917
    Reduction of long term debt                          (145,145)      (130,842)
                                                        ---------      ---------
Net cash (used) provided by financing activities         (117,903)       431,075
                                                        ---------      ---------
Net decrease in cash                                      (37,415)       (50,000)
Cash at beginning of period                                38,236         54,161
                                                        ---------      ---------
Cash at end of period                                   $     821      $   4,161
                                                        =========      =========
Cash paid during the period for interest                $ 285,229      $ 250,230
                                                        =========      =========
Cash paid during the period for Option
         Agreement expense                              $ 166,743            -0-
                                                        =========      =========

See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       General

         The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Registrant's Form 10-KSB for the year ended December 31, 1997.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

2.       Inventories

         Inventories at June 28, 1998 and December 31, 1997 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Registrant changed to the FIFO from the LIFO (Last-in, last-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for that year. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1997.

                                    June 28, 1998      Dec 31, 1997
                                    -------------      ------------
         Raw materials                $  450,047         $  503,881
         Work-in-process                     -0-                -0-
         Finished goods                1,840,523          1,275,624
                                      ----------         ----------
                                      $2,290,570         $1,779,505
                                      ==========         ==========

3.       Earnings

         As of December 31, 1997, the Registrant adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Registrant's reported earnings per share for 1996 and 1995 were restated. For June 28, 1998 diluted earnings per share is equal to basic earnings per share since the Registrant has recorded a loss from continuing operations.

4.       Other Relevant Events

         On September 15, 1997, the Registrant announced that it had entered into a letter of intent with London International Group, Ltd. ("LIG") with respect to LIG's intent to purchase an option to acquire substantially all of the assets of the Registrant and other related transactions. In the Letter of Intent, LIG agreed to pay $500,000 as consideration for an option to purchase substantially all of the Registrant's assets and assume certain stated liabilities, for a $6,821,708 cash purchase price, for a period of one year from the date of the definitive Option Agreement. On December 22, 1997, the Registrant entered into the Definitive Option Agreement with LIG, which, in addition to the transactions stated above, included a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. This Agreement was subject to approval of Phoenix Stockholders. On April 28, 1998, the Registrant's stockholders approved the Option Agreement with LIG. In conjunction with the approval, on April 29, 1998, the Registrant received the $500,000 Option Payment which will be deferred until the Option is exercised or expires on April 28, 1999. Second quarter 1998 expense related to the Option Agreement has been capitalized on the Balance Sheet as a current asset until the Option Agreement is exercised by LIG or expires (April 28, 1999).

         In addition, on March 30, 1998, NationsBank exercised its warrant to purchase 496,058 shares of the Registrant's Common Stock exercisable at a price of $0.03125 per share which was recorded as a reduction of the Registrant's note payable with NationsBank.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

         Second quarter 1998 net sales were 12% greater than in the first quarter of 1998 and 6% greater than in the second quarter of 1997. Net sales were $3,938,000 in the second quarter of 1998, up $236,000 as compared with the 1997 second quarter. Through the first six months of 1998, net sales were $7,464,000, 12% or $799,000 greater than net sales in the similar six month period of 1997.

         The Registrant experienced net sales growth in each of its three glove product lines, vinyl, latex and nitrile gloves, during the first half of 1998 when compared with first half of 1997 net sales. Nitrile cleanroom glove demand continued strong and contributed 75% of the total net sales increase during the first six months of 1998. Vinyl glove net sales contributed slightly more than 23% of the net sales growth through six months of 1998 with latex gloves net sales growth slightly more than 1%. During the second quarter and the first six months of 1998, the Registrant derived 70% of its net sales revenue from the sale of powder-free gloves, 21% from commodity powdered gloves and 9% from specialty powdered gloves.

         During the second quarter of 1998, the Registrant operated the equipment which manufactures both its nitrile and latex gloves seven days a week. Most of the second quarter weekend operation was scheduled to facilitate a strategic inventory build required to support continuing third quarter business while the Registrant uses three weeks of machine time during August for a trial. The three week trial is part of the due diligence of London International Group, Inc. ("LIG") related to LIG's Option Agreement with the Registrant. The costs associated with the trial will be paid by LIG, in accordance with the Option Agreement.

         Due to what has been termed "a broad based global slump" for semiconductor chip manufacturers and a "continuing slump" for the disc drive manufacturers, both major end users of the Registrant's gloves, the Registrant has seen a decline in orders since mid-June 1998. Decreased demand for cleanroom gloves, combined with seasonal summer softness in other end user markets, could result in a third quarter 1998 net sales decline of 10% from first half 1998 sales levels. Stringent cash conservation measures have been taken and will be continued until order receipt improves.

         Selling and Administrative ("S&A") expenses were $455,000 or 11.6% of net sales in the second quarter of 1998 and $843,000 or 11.3% of net sales in the first half of 1998. These expenses were $430,000, 11.6% of net sales and $866,000, 13.0% of net sales for the second quarter and first half, respectively, of 1997. Selling expense was 4.3% of net sales in the second quarter of 1998 versus 4.4% of net sales in the 1997 second quarter. In the first half of 1998 selling expense was 4.0% of net sales versus 5.2% of net sales in the first half of 1997. The decrease is the continuing benefit of direct selling as compared with using only manufacturers' representatives.

         The Registrant had $82,000 of income from operations in the second quarter of 1998 versus $111,000 income from operations in the year earlier quarter. Income from operations for the six months of 1998 was $113,000 as compared with a $206,000 loss from operations during the first six months of 1997. On April 28, 1998, the Registrant's stockholders approved an Option Agreement with LIG. Pursuant to the Option Agreement, LIG has purchased, at an option price of $500,000, an option to purchase substantially all of the assets of the Registrant at a price of $6,821,708 and to assume certain liabilities of the Registrant. The Option Payment, $508,000 including interest, has been recorded as a deferred liability on the Balance Sheet.

         The Registrant had a net loss of $78,000 in the second quarter of 1998 as compared to $18,000 net income in the second quarter of 1997. The Registrant incurred $98,000 of expenses during the second quarter of 1998 directly related to the approval of the Option Agreement. These expenses have been capitalized and recorded as current assets on the Balance Sheet, until such time as the Option expires or is exercised. Interest expense was $160,000 in the second quarter of 1998 versus $129,000 in the second quarter of 1997. The Registrant incurred a net loss of $222,000 in the first half of 1998 as compared to a net loss of $428,000 in the first half of 1997. Interest expense for the six months of 1998 was $310,000 versus $248,000 in the first six months of 1997.

         In addition to the $98,000 of expenses directly related to the Option Agreement which were incurred in the second quarter of 1998 and capitalized, $28,000 of similar expenses were incurred in the first quarter of 1998 and expensed. Similarly related expenses of $93,000 incurred in the fourth quarter of 1997 were also expensed.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended June 28, 1998, the Registrant's operations used $239,000 of cash compared with $383,000 of cash used in the quarter ended June 29, 1997. Capital expenditures used $47,000 of cash in the second quarter of 1998 versus $27,000 of cash used in the similar quarter of 1997. Accounts payable and accrued expenses decreased $197,000 in the second quarter of 1998 compared to an increase of $278,000 in the second quarter a year ago. The sum of inventories, accounts receivable and prepayment increased $439,000 in the 1998 second quarter compared with an increase of $787,000 in the 1997 second quarter. The $234,000 increase in inventories resulted in most part from the strategic inventory build required to support sales during August while the Registrant manufactures trials for LIG as discussed above.

         Through two quarters of 1998, the Registrant's operations have provided $134,000 of cash as compared with $387,000 used in the 1997 half year and capital expenditures used $53,000 of cash versus $94,000 cash used for capital expenditures in the first half of 1997.

         At June 28, 1998, the Registrant's borrowing against its $3,750,000 line of credit was $3,271,000, up $318,000 from March 29, 1998 and down $63,000 from year end 1997. Total bank debt at June 28, 1998 was $4,927,000 versus $4,656,000 at March 29, 1998 and $5,060,000 at December 31, 1997.

         The Registrant is hopeful that the $500,000 received as payment for the Option Agreement and cash provided from operations will support the cash needs of the Registrant. Management believes that the lower order receipt experienced since mid-June will improve substantially after July and that the third quarter will be near the $3.4 million rate of the 1997 third quarter, or about 10% below the average of the first two quarters of 1998. Inventories and receivables will decline, providing cash. Interest expense should also decline.

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

                           PART II - OTHER INFORMATION

                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 1, 2, AND 3 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 28, 1998 a Special Meeting of Security Holders was held for the purpose of voting upon three proposals: 1) A proposal to approve the Option Agreement, dated as of December 22, 1997 and as amended by a First Amendment to Option Agreement dated as of March 9, 1998 and the transactions contemplated thereby between the Registrant and London International Group, Inc. ("LIG"); 2) A proposal to amend the Certificate of Incorporation of the Registrant to change the Registrant's name to PMT Inc. and 3) A proposal to approve the Registrant's Plan of Dissolution and Liquidation.

Voting was as follows (1,963,563 Shares Eligible to Vote):

         For        Against       Abstain        Total Votes       % of Votes
-------------------------------------------------------------------------------
Item 1) To Approve Option Agreement
        1,134,725    20,030         4,760         1,159,515          59.051

Item 2) To Amend Certificate of Incorporation
        1,135,475    19,180         4,860         1,159,515          59.051

Item 3) Approve Plan of Dissolution and Liquidation
        1,127,125    20,480        11,910         1,159,515          59.051
-------------------------------------------------------------------------------
Total Investors Voted:     281      Total Participants Voted             60

ITEM 5. OTHER INFORMATION

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

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 28, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOENIX MEDICAL TECHNOLOGY, INC.


                                    BY: /s/ Edward W. Gallaher, Sr.
                                        ---------------------------------
                                        Edward W. Gallaher, Sr.
                                        President and Treasurer



                                    BY: /s/  Delores P. Williams
                                        ---------------------------------
                                        Delores P. Williams
                                        Controller

DATE: August 7, 1998
      --------------