Form 10QSB
period 1998-10-04
PHOENIX MEDICAL TECHNOLOGY INC
filed 1998-11-13
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]      Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 4, 1998, or
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______ to ________.

Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

            Delaware                                       31-092-9195
-------------------------------                  -------------------------------
   (State or other jurisdic-                             (I.R.S. Employer
     tion of incorporation                              Identification No.)
       or organization)

U.S. Hwy. 521 West, Andrews, South Carolina                     29510
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

         (843)221-5100
   ------------------------------------------------------
    (Registrant's telephone number, including area code)

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

                  Yes   X                              No
                      -----                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value               2,459,621
                                   -------------------------------
                                    (Outstanding at Oct. 6, 1998)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                     OCTOBER 4, 1998 AND DECEMBER 31, 1997

                                                                   October 4          December 31
                                                                      1998               1997
                                                                  ------------       ------------
                                                                   (unaudited)             *
                                              ASSETS
Current Assets
   Cash                                                           $        750       $     38,236
   Receivables                                                       1,713,324          1,822,522
   Inventories (Note 2)                                              1,710,059          1,779,505
   Prepaid expenses                                                     32,567             37,723
   Deferred Expenses (Note 4)                                           99,502                -0-
                                                                  ------------       ------------
     Total current assets                                            3,556,202          3,677,986

Operating property, plant and equipment - at cost                   11,863,821         11,744,242
Less accumulated depreciation                                       (8,462,380)        (8,261,185)
                                                                  ------------       ------------
     Net operating property, plant and equipment                     3,401,441          3,483,057
                                                                  ------------       ------------
Nonoperating equipment, net                                            499,765            499,765
Other assets, net                                                      347,040            389,228
                                                                  ------------       ------------
     Total assets                                                 $  7,804,448       $  8,050,036
                                                                  ============       ============

                             LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
   Accounts payable and accrued expenses                          $  1,671,147       $  1,521,891
   Revolving line of credit                                          2,569,826          2,771,769
   Current portion of long-term debt                                   616,169            354,716
   Deferred Option payment (Note 4)                                    508,054                -0-
                                                                  ------------       ------------
     Total current liabilities                                       5,365,196          4,648,376

Long-term debt                                                       1,498,021          1,933,886
Other liabilities                                                      683,947            683,786
                                                                  ------------       ------------
     Total liabilities                                               7,547,164          7,266,048

Shareholders' investment
   Shares issued and outstanding:
   2,459,621 shares 10/4/98,
   1,963,563 shares 12/31/97                                           245,962            196,356
   Paid-in capital                                                   8,425,582          7,224,503
   Warrant                                                                 -0-          1,235,184
   Deficit                                                          (8,414,260)        (7,872,055)
                                                                  ------------       ------------
   Total shareholders' investment                                      257,284            783,988
                                                                  ------------       ------------
   Total liabilities and shareholders' investment                 $  7,804,448       $  8,050,036
                                                                  ============       ============

*Condensed from audited financial statements.

See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                            Oct 4, 1998       Sept 28, 1997       Oct 4, 1998       Sept 28, 1997
-----------------------------------------------------------------------------------------------------------------
Net sales                                  $  3,870,006       $  3,394,368       $ 11,333,863       $ 10,059,277

Operating expenses:
   Cost of goods sold                        (3,601,473)        (3,087,182)       (10,109,556)        (9,091,460)
   Selling and administrative expense          (438,381)          (400,999)        (1,281,550)        (1,267,475)
-----------------------------------------------------------------------------------------------------------------
   Loss from operations                        (169,848)           (93,813)           (57,243)          (299,658)

Other expense and income:
   Interest expense, net                       (150,387)          (159,219)          (460,753)          (407,235)
   Miscellaneous income, net                        368              2,132              3,372             39,741
   Option Agreement Expense                         -O-                -O-            (27,581)               -O-
-----------------------------------------------------------------------------------------------------------------
Loss before income tax provision               (319,867)          (250,900)          (542,205)          (667,152)

   Income tax provision                             -O-             12,000                -O-                -O-
-----------------------------------------------------------------------------------------------------------------
Net loss                                   $   (319,867)      $   (238,900)      $   (542,205)      $   (667,152)
=================================================================================================================
     Basic loss per share                  $      (0.13)      $      (0.12)      $      (0.24)      $      (0.34)
     Diluted loss per share                $      (0.13)      $      (0.12)      $      (0.24)      $      (0.34)
=================================================================================================================

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                             NINE MONTHS ENDED
                                                             -----------------
                                                       Oct 04, 1998    Sep 28, 1997
                                                       ------------    ------------
Cash flows from operating activities:
    Net Loss                                             $(542,205)      $(667,152)

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation                                           201,195         249,559

    Changes in assets and liabilities:
      Decrease in accounts receivable, net                 109,198         101,973
      Decrease (increase) in inventories                    69,446        (489,766)
      Decrease in prepayments                                5,156          18,012
      Decrease in other assets                              42,188          36,562
      Increase in deferred expenses (Note 4)               (99,502)            -O-
      Increase in accounts payable
        and accrued liabilities                            149,417         347,790
      Increase in deferred Option Payment (Note 4)         508,054             -O-
                                                         ---------       ---------

Net cash provided by (used in) operating
        activities                                         442,947        (403,022)

Cash flows from investing activities:
    Additions to property, plant and equipment             (63,511)       (108,413)
    LIG funded property, plant and equipment               (56,068)            -O-
                                                         ---------       ---------

Net cash used in investing activities:                    (119,579)       (108,413)

Cash flows from financing activities:
    Exercise of warrant                                     15,501             -O-
    Reduction of line of credit                           (201,943)        653,774
    Reduction of long term debt                           (226,412)       (190,667)
    Increase in LIG equipment debt                          52,000             -O-
                                                         ---------       ---------

Net cash (used) provided by financing activities          (360,854)        463,107
                                                         ---------       ---------

Net decrease in cash                                       (37,486)        (48,328)
Cash at beginning of period                                 38,236          54,161
                                                         ---------       ---------

Cash at end of period                                    $     750       $   5,833
                                                         =========       =========

Cash paid during the period for interest                 $ 433,368       $ 364,934
                                                         =========       =========

Cash paid during the period for Option
        Agreement expense                                $ 168,567             -O-
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

2. Inventories

         Inventories at October 4, 1998 and December 31, 1997 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Registrant changed to the FIFO from the LIFO (Last-in, last-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for that year. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1997.

                                  Oct 4, 1998      Dec 31, 1997
                                  -----------      ------------
         Raw materials             $  442,490       $  503,881
         Finished goods             1,267,569        1,275,624
                                   ----------       ----------
                                   $1,710,059       $1,779,505
                                   ==========       ==========


3. Earnings

         As of December 31, 1997, the Registrant adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Registrant's reported earnings per share for 1996 and 1995 were restated. For October 4, 1998 diluted earnings per share is equal to basic earnings per share since the Registrant has recorded a loss from continuing operations.

4. Other Relevant Events

         On September 15, 1997, the Registrant announced that it had entered into a letter of intent with London International Group, Ltd. ("LIG") with respect to LIG's intent to purchase an option to acquire substantially all of the assets of the Registrant and other related transactions. In the Letter of Intent, LIG agreed to pay $500,000 as consideration for an option to purchase substantially all of the Registrant's assets and assume certain stated liabilities, for a $6,821,708 cash purchase price, for a period of one year from the date of the definitive Option Agreement. On December 22, 1997, the Registrant entered into the Definitive Option Agreement with LIG, which, in addition to the transactions stated above, included a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. This Agreement was subject to approval of Phoenix Stockholders. On April 28, 1998, the Registrant's stockholders approved the Option Agreement with LIG. In conjunction with the approval, on April 29, 1998, the Registrant received the $500,000 Option Payment which will be deferred until the Option is exercised or expires on April 28, 1999. Second and third quarter 1998 expenses related to the Option Agreement have been capitalized on the Balance Sheet as a current asset until the Option Agreement is exercised by LIG or expires (April 28, 1999).

         In addition, on March 30, 1998, NationsBank exercised its warrant to purchase 496,058 shares of the Registrant's Common Stock exercisable at a price of $0.03125 per share which was recorded as a reduction of the Registrant's note payable with NationsBank.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

         London International Group, Inc. ("LIG") currently holds an option, which expires on April 28, 1999, to purchase all or substantially all of the Registrant's assets at a purchase price of approximately $6,821,708. LIG paid the Registrant $500,000 in cash in consideration for the option. The $500,000 Option Payment will be deferred until the Option is exercised or expires on April 28, 1999. In connection with the option, LIG and the Registrant also entered into a Research and Development Agreement and a Loan Agreement, which together provide for a $750,000 term loan facility for the Registrant to use for joint research and development efforts between the parties. Since the effective date of the option, April 28, 1998, LIG has engaged the Registrant in such research and development activities. In particular, the Registrant has developed technology to improve auto-stripping of powdered vinyl gloves, as well as a prototype machine for stripping powder-free gloves. During this period, representatives of LIG and the Registrant have met on several occasions, both for operational demonstrations at the Registrant's plant and for strategic management discussions. From the Registrant's perspective, the joint research and development efforts have been successful thus far, and the management discussions have been positive. While there can be no assurances that LIG will exercise its option to purchase the assets of the Registrant, the Registrant is not aware of any circumstances or recent developments that would indicate that LIG is not likely to exercise the option. To the contrary, the Registrant is confident that the relationship between the parties is progressing as originally contemplated and is optimistic about the chances of LIG exercising the option.

         Third quarter 1998 net sales were 2% less than in the second quarter of 1998 and 14% greater than in the third quarter of 1997. During the third quarter of 1998, the Registrant produced nitrile gloves for LIG as part of the due diligence of LIG, related to LIG's Option Agreement with the Registrant. In accordance with the Option Agreement, LIG purchased the nitrile gloves at a price equal to 110% of the Registrant's cost of goods manufactured. The sale to LIG was approximately 10% of the Registrant's $3,870,000 net sales in the third quarter of 1998. Without the nitrile glove sale to LIG, third quarter 1998 sales were 2% greater than in the similar period of 1997.

         Through three quarters, 1998 net sales were $11,334,000, up 13% over net sales of $10,059,000 in the similar period of 1997. Nitrile glove sales to LIG constituted 4% of the 1998 increase of 13%.

         During the third quarter of 1998, excluding the nitrile glove sale to LIG, the Registrant experienced a 6.6% decline in sales from first half average quarterly sales levels. Third quarter regular nitrile cleanroom glove sales were 17% stronger than sales levels experienced in the first half of 1998 and 7 times the sales of the cleanroom nitrile gloves in the 1997 third quarter. Vinyl and latex glove sales were off 8% and 12% respectively from first half 1998 average quarterly sales levels.

         The Registrant believes that the decline in orders for gloves used by high tech manufacturers such as semiconductor chip manufacturers may have bottomed-out at the end of August and is hopeful the increase in orders during September will continue. Cleanroom gloves are the Registrant's "bread and butter" margin generators and nearly 100% of the Registrant's sales efforts are directed toward increasing sales to the users of cleanroom gloves. Recent news items suggest that personal computer sales have turned up, providing cautious optimism for increased semiconductor chip production. The industry slump through July has been dramatic and the Registrant is fortunate to have experienced, to date, just a ten week period of softness in an overall growth year.

         Selling and Administrative ("S&A") expenses were $438,000 or 11.3% of net sales in the third quarter of 1998 and $1,282,000 or 11.3% of net sales in the three quarters of 1998. These expenses were $401,000 or 11.8% in the similar quarter of 1997 and $1,267,000, or 12.6% in the three quarters of 1997.

         The Registrant had a loss of $170,000 on operations in the third quarter of 1998 versus a loss of $94,000 in the prior year quarter. The loss on operations for the three quarters of 1998 was $57,000 vs. $300,000 loss in the similar period of 1997.

         The Registrant had a net loss of $320,000 in the third quarter of 1998 as compared to a net loss of $239,000 in the similar quarter one year ago. As stated in the second quarter 10-QSB, the Registrant is forced to implement stringent cash measures during periods of sales order decline, as it has continued to operate with inadequate cash since its 1991 Chapter 11 filing and subsequent operations under its Plan of Reorganization. In periods of sales order decline, the Registrant curtails production rates and converts sales from inventory into operating cash. Operations provided $309,000 of cash in the third quarter of 1998, but with almost 28% of sales coming either from inventory reduction which negatively affected overhead costs absorption, or from cost plus 10% sales to LIG, the net loss on sales was substantial. Interest expense was $150,000 in the third quarter of 1998 versus $159,000 in the similar period one year ago. In the nine months of 1998, the Registrant incurred a net loss of $542,000 as compared to a net loss of $667,000 in the nine months of 1997. In 1998, $28,000 of expenses directly related to the Option Agreement were incurred and expensed and $93,000 similarly related expenses were incurred and expensed in 1997. $100,000 of similarly related expenses were incurred in 1998 and capitalized, recorded as current assets on the Balance Sheet until such time as the Option is exercised or expires.

LIQUIDITY AND CAPITAL RESOURCES

         During the third quarter of 1998, the Registrant's operations provided $309,000 of cash compared with $16,000 of cash used in operations in the similar quarter of 1997. Capital expenditures used $10,000 of cash in the current year third quarter versus $15,000 in the prior year quarter. Accounts payable and accrued expenses decreased $366,000 in the third quarter of 1998 compared to an increase of $262,000 in the similar period of 1997. The sum of inventories, accounts receivable and prepayments decreased $895,000 in the 1998 third quarter compared with an increase of $145,000 in the 1997 similar quarter. Third quarter actions by the Registrant to generate cash from operations, as discussed above, affected accounts payable and inventories. The decline in regular sales and prompt payment by LIG for cost plus 10% sales resulted in the reduction in accounts receivable.

         Through three quarters of 1998, the Registrant's operations have provided $443,000 of cash as compared with $403,000 used by operations in the nine months of 1997. Capital expenditures have used $64,000 of cash through three quarters of 1998 versus $108,000 in the prior year nine months. The Registrant has used $56,000 of the LIG term loan facility for additional 1998 capital expenditures directly related to the Option Agreement between LIG and the Registrant.

         At October 4, 1998, the Registrant's borrowing against its $3,750,000 line of credit was $3,007,000, down $264,000 from June 28, 1998 and down $327,000 from December 31, 1997. Total bank debt at October 4, 1998 was $4,684,000 versus $4,927,000 at June 28, 1998 and $5,060,000 at December 31,
1997.

         The Registrant is hopeful that cash from operations will continue to support its cash needs. Management is optimistic that the sales order decline experienced during the ten weeks from mid-June through August will not repeat and that operating results will not fall short of funding the Registrant's capital requirements.

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

CAUTIONARY STATEMENT AS TO FORWARD-LOOKING INFORMATION

         Statements contained in this report as to the Registrant's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Registrant, and statements of the Registrant's plans and objectives for the future are "forward-looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include without limitation: General economic conditions in the Registrant's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and other areas of the world where the Registrant markets its products; any loss of the services of the Registrant's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new interests in the business; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Registrant's business, the failure to obtain any required governmental approvals; casualty to or disruption of the Registrant's production facilities and equipment; delays or disruptions in the shipment of the Registrant's products and raw materials; disruption of operations due to strikes or other unrests; and other factors that generally affect the business of manufacturing companies with international operations.

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

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 4, 1998.

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

                                    PHOENIX MEDICAL TECHNOLOGY, INC.



                                    BY:/s/ EDWARD W. GALLAHER, SR.
                                       ---------------------------
                                       EDWARD W. GALLAHER, SR.
                                       PRESIDENT AND TREASURER



                                    BY:/s/ DELORES P. WILLIAMS
                                       --------------------------
                                       DELORES P. WILLIAMS
                                       CONTROLLER



DATE: November 10, 1998
      -----------------