Form 10KSB
period 1998-12-31
PHOENIX MEDICAL TECHNOLOGY INC
filed 1999-03-30
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

 (Mark One)
 [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ___________.

                          Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
 ----------------------------------------------------------------------------
             (exact name of Registrant as specified in its charter)

                 Delaware                                    31-092-9195
        -----------------------------                     -------------------
          (State or other jurisdic-                        (I.R.S. Employer
              tion of incorporation                      Identification No.)
                  or organization)

          Route 521 West,
          P.O. Box 346
          Andrews, South Carolina                               29510
     -----------------------------------------            -------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE offices)                  (Zip Code)


              (843)221-5100
----------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
                                      None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, without par value
                         ------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                  No
                               ----                    ----
There has been no active trading market in the Registrant's Common Stock, its only class of voting stock, since April 1991. There have been sporadic bid and ask quotations for the Common Stock generally at the level of $.125 to $.70 bid and $.25 to $.75 ask. Based on a per share price of $.5625, the average of bid and ask prices of the Common Stock on March 17, 1999, the aggregate market value of shares of the Common Stock held by non-affiliates was $1,257,858.

The Registrant's revenues for the fiscal year ended December 31, 1998 were $15,387,115.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X   No   .
                                                 ---    ---
The number of issued and outstanding shares of the issuer's no par value Common Stock, its only outstanding class of Common Stock, as of March 8, 1999 was 2,459,621.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
Items incorporated by reference: None

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

         During 1998 five of the Registrant's six glove making machines operated. Not all five machines operated continually, but four machines generally operated 24 hours per day on a five-day a week basis. The Registrant's vinyl and latex/nitrile glove manufacturing facilities operated at approximately 63% and 80% of their five-day capacity, respectively, in 1998.

         Until March 1996, the Registrant also manufactured a line of surgical adhesive drapes and a limited line of other single use medical items. The Registrant sold its surgical drape assets in March of 1996 and no longer manufactures or sells surgical drapes. See "Sale of Surgical Drape Assets" below.

         The Registrant markets its products primarily to medical and industrial supply companies. These supply companies may resell the Registrant's products under their private labels. The Registrant has focused on serving these supply companies as an independent product source and generally does not make direct sales to end users.

         On December 22, 1997, the Registrant entered into an Option Agreement with London International Group, Inc. ("LIG"), pursuant to which LIG purchased, at an option purchase price of $500,000, an option to purchase substantially all of the assets of the Registrant at a purchase price of $6,821,708, subject to adjustments as defined in the agreement, and to assume certain liabilities of the Registrant. This option expires on April 28, 1999. In addition, the Registrant and LIG entered into a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. The Option Agreement and release of the option purchase price to the Registrant were approved by the Registrant's stockholders at a Special Meeting of Stockholders held on April 28, 1998. A brief description of the Option Agreement and the related agreements, together with copies of such agreements, is included in the Registrant's Form 8-K filed with the Commission on January 6, 1998.

         The Research and Development Agreement and Loan Agreement together provide for a $750,000 term loan facility for the Registrant to use for joint research and development efforts with LIG. Since the effective date of the Option, April 29, 1998, LIG has engaged the Registrant in such research and development activities. None of the costs of these research and development efforts have been borne directly by the Registrant's customers.

MEDICAL MARKET

         Initially the Registrant sold only vinyl gloves to the medical market, but began selling latex gloves also in 1989. Because of changes in the market, the Registrant elected to discontinue vinyl glove sales to the medical market in March 1993. In 1998, 48% of the Registrant's latex glove sales were to the medical market. None of the Registrant's nitrile glove sales were to the medical market. Prior to the sale of its surgical drape business in March 1996, the Registrant sold its surgical drapes and scrub and prep sponges exclusively to the medical market.

         In the medical market, the Registrant sells its products principally to agents of the Federal government and to medical supply companies, which generally resell the Registrant's products under their private labels. The Registrant serves medical supply companies as an independent product source without making direct sales to their customers. The Registrant's major competitors generally sell their products directly to end users.

NON-MEDICAL MARKET

         The non-medical glove market is comprised of industries in which clean, protective handcovers are important for employee health and safety or to protect the integrity of the products manufactured or processed. For example, the Registrant sells gloves to distributors that supply beauty and barber shops, safety supply companies, food processors, photo finishing businesses, janitorial supply companies and the electronics and computer assembly and service industries.

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

 DESCRIPTION OF PRODUCTS

         Single use Gloves Vinyl, nitrile and latex gloves are single use protective handcovers which are generally worn once and discarded. Gloves are worn either to protect the wearer or to protect product from the wearer. They are ambidextrous (the same glove fits either hand). The gloves range in size from small to extra-large and are manufactured in different lengths and thickness to meet user needs.

         The gloves are used in applications in which hand-contour, tactile sensitivity, flexibility, strength and a reduction of the risk of contamination are important. The Registrant's vinyl, nitrile and latex glove lines include lightly powdered and powder-free gloves. Medical gloves are used for non-invasive medical procedures. Non-medical gloves are used for applications such as electronics and computer manufacturing, beauty and barber shops, food processing, janitorial services, photo finishing and for consumer use.

         The Registrant has pending an application to the Food and Drug Administration ("FDA") for approval to market a new line of antimicrobial vinyl gloves which incorporate the antimicrobial substance MicrOban(R) into the glove. The Registrant has an exclusive license in the United States and Canada for the use of MicrOban(R) in its gloves. The Registrant's application has been pending since December 1991 and is still active. The Registrant filed requested substantiating technical data with the FDA during March of 1996. Additional technical data was filed with the FDA in November 1996. The FDA and Environmental Protection Agency ("EPA") recently determined that the EPA has final determination over food additive petitions. The Registrant has been advised that this should not cause additional delays in the approval process, but cannot speculate as to when or if such approval will be received.

         For many applications either nitrile, latex or vinyl gloves may be used. Latex and nitrile gloves stretch and are deemed more appropriate with small instruments or other applications where a tight fit is important. Vinyl gloves are appropriate in applications where maximum retention of the user's feel is important and a snug fit is not important. Latex gloves historically have been more expensive than vinyl gloves. However, during 1990 latex glove prices declined substantially to the point where latex glove prices were less than or equal to vinyl glove prices. This price relationship continued through 1998. Nitrile gloves are more expensive than either vinyl or latex gloves of similar style.

         The Registrant offers its gloves in a variety of packages depending upon the intended end use. Gloves are sold in dispenser packs, resealable bags and heat-sealed pouches. Dispenser packs contain up to 100 gloves and are similar to facial tissue boxes. Dispenser packs, resealable bags and heat-sealed pouches of gloves which are not resold under a customer's private label are marketed under the Registrant's name when sold for medical uses and under the trade names "Sup-pli Line" or "ColorLine" or "ToughLine" when sold for non-medical uses.

         Vinyl gloves accounted for 59.3%, 59.8% and 71.7% of the Registrant's total sales in 1998, 1997 and 1996, respectively. Latex gloves accounted for 23.2%, 35.4% and 28.3% of the Registrant's total sales in 1998, 1997 and 1996 respectively. Nitrile gloves accounted for 17.3% of total sales in 1998 and 3.4% in 1997, their introductory year.

         Surgical Drapes and Related Products. Surgical drapes are body surface covers used to maintain a sterile field during medical procedures. The Registrant's drapes, which generally were made of polyethylene film, were produced in various configurations including incise, aperture and towel drapes. Incise drapes are designed for making incisions directly through the drape. Aperture drapes have a opening which is positioned around the operative site. Towel drapes are applied with an adhesive backing along the operative site to enhance protection of the prepared surgical area. The Registrant also manufactured scrub and prep sponges for the medical market. Sales of these products accounted for less than 1.2% of total sales in 1996. The Registrant sold its surgical drape and scrub and prep assets in March of 1996 and no longer manufactures or sells these products. See "Sale of Surgical Drape Assets" below.

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

         The Registrant currently has five vinyl glove machines with a total capacity to product 1,100,000 gloves per day. During 1998, the vinyl glove machines operated at 63% of capacity. The Registrant began manufacturing vinyl gloves on a six and 2/3 day week, three shift production schedule in the third quarter of 1987. since 1989, because of an oversupply of vinyl gloves, the Registrant has manufactured gloves on a five-day a week schedule with frequent periods of time when one or more of the Registrant's machines was not operating. One of the Registrant's vinyl glove machines will require upfitting at a cost of more than $200,000 to make it operational.

         Latex and nitrile glove manufacturing is similar to that of vinyl gloves. The primary difference between the two processes is that latex and nitrile gloves go through a multiple dip process while vinyl gloves go through a single dip process. The Registrant's latex/nitrile glove machine has the capacity to produce 1,400,000 gloves per day. The latex/nitrile machine operated at approximately 80% of its five-day a week capacity during 1998.

         The Registrant places great emphasis upon controlling the quality of its products. Quality control procedures include the testing of statistical samples of products every 30 minutes to assure conformance to certain specifications.

         The Registrant believes that its manufacturing equipment generally incorporates state-of-the-art technology.

MARKETING AND DISTRIBUTION

         The Registrant conducts its sales and marketing activities using a combination of direct sales representatives and manufacturer's representatives. Both groups report to and take direction from a national sales manager. The Registrant's export sales, which accounted for approximately 14.5% in 1998, are the responsibility of the Registrant's President. Industrial, safety and laboratory supply distributors are the Registrant's major customers.

         The major portion of the Registrant's products are shipped within 30 days after being ordered; the remainder of its orders are placed from three to nine months in advance of the requested delivery date. Advance orders are not considered firm until the customer issues a release for shipment, so backlog is not necessarily indicative of the Registrant's level of business activity. The Registrant's backlog at the end of 1996, 1997 and

1998 were $247,000, $304,000 and $220,000 respectively. The 1998 backlog reflects a 5-day service level, the norm for the industry. The backlog figures are based on firm orders to be filled over the subsequent four weeks.

MAJOR CUSTOMERS

         The Registrant's five largest customers accounted for approximately 28.5% of sales in 1998. No customer individually accounted for 10% or more of sales in 1998.

RAW MATERIALS

         The primary raw materials used in the manufacturing of vinyl gloves are PVC resin (a granular polymer) and plasticizer, both of which are petrochemicals and in adequate supply from several sources. The primary raw material for latex gloves is natural rubber latex, which is available in adequate supply from a number of sources. The primary raw material for nitrile gloves is nitrile polymer which is available in adequate supply from a number of sources.

COMPETITION

         The principal manufacturer of vinyl gloves sold in the United States is MAXXIM. Other major United States manufacturers of vinyl gloves include The Oak Rubber Company and the Registrant. The leading manufacturers of latex examination gloves include Tillotson Corporation and London International Group. The leading United States manufacturers of nitrile unsupported disposable gloves are Tillotson Corp. and Ansell-Edmont Industrial, Inc. The Registrant's competitors are generally larger and have greater financial resources than the Registrant.

         The Registrant also faces competition from foreign manufacturers. In addition, certain of the United States manufacturers have foreign manufacturing plants. These manufacturing plants are generally located in countries with costs substantially below those in the United States.

         The principal competitive factors relating to the Registrant's products are price, quality and delivery. The Registrant believes that favorable competitive factors include its ability to supply a broad line of latex, nitrile and vinyl gloves and to respond to customers' needs for prompt delivery.

LICENSES AND TRADEMARKS

         The Registrant has license agreements with Microban Products Company for the use of MicrOban(R) and MicrOban(R) Extended Polymer Film in single use gloves. These agreements give the Registrant an exclusive license in the United States and Canada for the use of such materials in single use gloves and a non-exclusive license for the sale of such gloves in the rest of the world. The licenses are contingent on the Registrant making purchases from or payments to Microban Products Company of up to $3,000 per month, once the Registrant has received FDA approval to market the products. FDA approval to market gloves with Microban(R) has been applied for but not yet granted. The licenses were renewed in October 1997 and are renewable for additional two-year periods at the Registrant's option. The licenses may be terminated by the Registrant on 120 days notice.

         Patents. The Registrant has a Patent for its antimicrobial glove (Patent S.N.239,880).

SALE OF SURGICAL DRAPE ASSETS

         On March 22, 1996, the Registrant sold to Microtek Medical, Inc. all of the Registrant's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information, and all other property and rights related to the Registrant's manufacture and sale of scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for 12 years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Registrant's product line incorporating the patented process, with a maximum of $1,825,000 on all contingent payments, resulting in a maximum total purchase price of $3,000,000.

EMPLOYEES

         As of December 31, 1998, the Registrant employed 310 persons, of whom 272 were hourly employees engaged in production, 28 were engaged in supervision, technical and clerical functions and 10 were executive or administrative. One employee is part time; all other employees are full time.

         The Registrant's hourly production employees are represented by the Union of Needletraders, Industrial and Textile Employees ("UNITE"). In March 1997 the Registrant entered into a new agreement with UNITE which will expire in March 2000. The Registrant considers its present relationship with its employees to be good.

GOVERNMENT REGULATION

         The Registrant is subject in the manufacture, testing and marketing of certain of its products to mandatory procedures and safety standards which are administered by the United States Food and Drug Administration ("FDA"). The FDA regulates the Registrant as to the quality and safety of its products and the practices by which they are manufactured and sold. The FDA's regulations for patient examination gloves apply to any gloves sold as examination gloves. The FDA also regulates the introduction of new products, makes periodic inspections of manufacturing processes to confirm that such processes meet FDA standards, and receives, investigates and resolves any complaints against the Registrant. The Registrant believes that all of its medical gloves are manufactured in compliance with the FDA's manufacturing standards which are called "Good Manufacturing Practices." The Registrant's most recent FDA inspection found no deficiencies.

         The Registrant is subject to various regulations relating to the maintenance of safe working conditions and manufacturing practices. The Registrant believes it is currently in compliance with all such regulations.

ENVIRONMENTAL REGULATION

         The Registrant's manufacturing process involves the use of one regulated chemical - zinc. Waste water from the Registrant's latex glove operations is collected in leach pools and zinc is precipitated out of the waste water. Zinc is then collected in wetcake and disposed of by a hazardous waste disposal contractor. The waste water is disposed of in the Town of Andrews' water system. The Town of Andrews has not yet imposed enforceable limitations on the Registrant's zinc discharges and it is unclear at this time when such limitations will be imposed and what, if any, capital expenditures will be required in order for the Registrant to comply with any such limitations.

         During a Phase II environmental audit of the Registrant's properties in 1993, an area of approximately 750 to 1,000 square feet was identified as contaminated by a petroleum product. Corrective action is currently in process. Recent testing by Integrated Science and Technology, ("ISC") an EPA-approved contractor, concluded that the impacted ground water is not migrating and no potentially completed exposure pathways exist at this time. As a result, ISC has indicated to the Registrant that the exposure does not pose a threat to human health or the environment and recommends the site be closed. Registrant believes that future liability will not exceed approximately $5,000.

 ITEM 2.              DESCRIPTION OF PROPERTY

         The Registrant's executive offices, manufacturing operations and warehouse are housed in an approximately 150,000 square foot building owned by the Registrant and located on a 96 acre site one mile west of Andrews, South Carolina. At December 31, 1998 such properties were subject to a mortgage with a principal balance of

$1,519,000. The building was constructed in phases from 1978 through 1988 specifically for use by the Registrant. In 1988, the Registrant approximately doubled the size of its manufacturing and warehouse space. The Registrant's main plant is constructed of brick and metal siding and is designed for expansion without interruption to production. The Registrant believes the building is adequately covered by insurance. The Federal tax basis for the buildings is $527,020. For Federal income tax purposes, the Registrant takes depreciation on the building using the straight line method and an assumed useful life of 39 years.

         The Registrant's vinyl and latex/nitrile glove manufacturing facilities operated at approximately 63% and 80% respectively of its twenty-four hour, five-day a week capacity in 1998 versus 61% and 48% respectively in 1997.

ITEM 3.               LEGAL PROCEEDINGS

         The Registrant has been named in litigation and notified of potential litigation involving alleged injuries sustained in connection with latex-related allergies. The Registrant has been named as a defendant in a lawsuit styled Thomas D. Mazer, M.D. v. Baxter Healthcare Corp., et al., Docket No. 97-6879, filed in the United States District Court for the District of Minnesota on September 12, 1997. In addition, the Registrant was named as a defendant in Clark v. Safeskin Corporation, et. al., a lawsuit filed in the U.S. District Court for the Northern District of Georgia, Rome Division, File No. 4:96-CV-0308-HLM, in October 1998. Plaintiffs in these lawsuits allege that they have suffered injury as a result of an allergic reaction to protein found in latex gloves. The Plaintiff seeks damages for their injuries and have named as defendants a number of distributors and manufacturers of latex gloves, including the Registrant. These lawsuits have been assigned to a multi-district panel which is currently hearing both cases in the United States District Court for the Eastern District of Pennsylvania under Docket No. MDL-1148. Also, the Registrant was recently named as a defendant in a latex-related allergy case styled Mackell v. Baxter Healthcare Corp., et. al., filed in the Court of Common Pleas, Philadelphia County, Pennsylvania, in February 1999.

         Management of the Registrant intends to vigorously contest the lawsuits referenced above claim and any other suits alleging latex-related allergy injuries, or indemnity and/or contribution claims derived from such alleged injuries, which may be brought against it. At this time, the Registrant believes there is no direct evidence that any of the plaintiffs either used or were ever exposed to latex-containing products produced, sold or supplied by Registrant in such amount and with such frequency and duration so as to cause or contribute to the alleged injuries. St. Paul Companies and CIGNA, the Registrant's insurance carriers, are presently providing a defense for the Registrant in each of these matters.

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

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

          There has been no active trading market in the Registrant's Common Stock since 1991. During the year ended 1998, the stock was listed sporadically in the National Quotation Bureau "pink sheets." During 1998 these quotations generally were at a bid price of 1/4 and an ask price of 3/4 per share.

          The Registrant has not paid cash dividends. Because of the Registrant's financial condition, the Registrant does not expect to pay dividends in the foreseeable future.

          As of March 8, 1999, there were 756 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

          London International Group, Inc. ("LIG") currently holds an option, which expires on April 28, 1999, to purchase all or substantially all of the Registrant's assets at a purchase price of approximately $6,821,708, subject to certain adjustments. LIG paid the Registrant $500,000 in cash in consideration for the option. In connection with the option, LIG and the Registrant also entered into a Research and Development Agreement and a Loan Agreement, which together provide for a $750,000 term loan facility for the Registrant to use for joint research and development efforts between the parties. Since the effective date of the option, April 28, 1998, LIG has engaged the Registrant in such research and development activities. In particular the Registrant has developed technology to improve auto-stripping of powdered vinyl gloves, as well as a prototype machine for stripping powder-free vinyl gloves. During this period, representatives of LIG and the Registrant have met on several occasions, both for operational demonstrations at the Registrant's plant and for strategic management discussions. From the Registrant's perspective, the joint research and development efforts have been successful thus far. However, there can be no assurances that LIG will exercise its option to purchase the assets of the Registrant.

         Sales for 1998 were $15,387,000, 11.2% more than sales in 1997, including sales of $1,345,000, 8.7% of total sales, to LIG under the Research and Development and Supply Agreements between LIG and the Registrant. Sales for 1998 represented a 1.5% increase over sales in 1997, excluding these sales to LIG. Glove sales during 1998 versus 1997 on a quarter by quarter comparison were up in every quarter. Latex glove sales, 23.2% of all glove sales in 1998, were down 8.1% as compared with 1997 sales. Vinyl glove sales, 59.3% of all glove sales in 1998, were 3.3% less as compared with 1997 sales. The sales of nitrile cleanroom gloves, a new product for Phoenix in 1997, contributed 17.3% of 1998 glove sales, or 5.5 times the 1997 sales of the product.

         Sluggishness in the manufacture of semiconductor chips during 1998 have adversely affected the Company's sales of cleanroom related gloves. Sales into that market segment in 1998, in the face of the end use market downturn, were up 1% due to new products and market share gain. Through two months of 1999, order receipt and shipments are slightly, 5%, stronger than the first two months of 1998, but weaker than during the latter half of 1998. The semiconductor and related industry predicts 1999 to be about 10% stronger than 1998. Almost 50% of the Registrant's sales are into that end use market segment.

         Cost of goods sold, as a percentage of net sales, was 88.6% in 1998 versus 92.1% in 1997. Somewhat lower raw material costs and lower energy costs contributed to the decrease in cost of goods sold. Labor costs increased approximately 2.5% during 1998, reflecting changes in hourly labor rates. All other related manufacturing costs were relatively unchanged from 1997.

         Selling and Administrative ("S&A") expenses increased $44,000 during 1998 to $1,734,000. As a percentage of sales, S&A expense was 11.3% in 1998 as compared with 12.2% in 1997. Selling expense was $575,000 in 1998, down from $624,000 in 1997. The reduction resulted from the Company's change to a predominantly employee sales force versus using manufacturer's representatives. Administrative expense was $1,159,000, in 1998 and $1,066,000 in 1997.

         In 1998, the Company incurred a net loss of $608,000 as compared with a net loss of $1,217,000 for 1997. The 1998 results include a loss of $28,000 from first quarter expenses related to the Option Agreement with LIG. The 1997 results include a loss of ,139,000, resulting from the write-down of a non-operating asset. Including both ordinary and extraordinary gains and losses, the

Company experienced losses of $580,000 in 1998 and $1,078,000 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the year 1998, the Company's operations provided $19,000 of cash compared with $660,000 of cash used in the year 1997. $64,000 of cash was used on needed capital expenditures during 1998, as compared with $126,000 used in 1997. In addition, $179,000 of 1998 capital expenditures were made and funded under the Loan & Security Agreement between LIG and the Registrant. The sum of inventories, accounts receivable and prepayments increased by $215,000 in 1998, compared with a $181,000 increase during the prior year. Receivables at year end 1998, as a percentage of net sales, were unchanged from year end 1997. Accounts payable, accrued expenses and other liabilities increased $103,000 in 1998 as compared with an increase of $164,000 in 1997. Accounts payable, trade, were 5.2% of net sales at year end 1998 versus 4.8% at year end 1997. The increase resulted from fourth quarter 1998 spot purchases of PVC resin at a discount. At December 31, 1998, the Company's borrowing against its $3,750,000 line of credit was $3,477,000 and $2,776,000 at February 28, 1999.
The decrease in borrowings against the line of credit between year end 1998 and February 28, 1999 resulted from the payment by LIG for invoices open at year end 1998 related to a $700,000 November nitrile glove production run made for LIG under the Research and Development Agreement. LIG maintains an unsecured deposit of $351,000 with the Company to fund working capital for nitrile gloves produced under the Research and Development Agreement.

         At December 31, 1998, the Registrant was not in compliance with several financial covenants in its credit agreements but the violations have been waived by the banks. The company was not in compliance with the financial covenants related to working capital and the current ratio due to financial accounting rules changes relating to the classification of long term debt where the debt contains a subjective acceleration clause and a lock box arrangement. The Registrant's revolving credit facility, which expires in June 1999, was reclassified in 1996 as current debt. In addition, the Registrant was not in compliance with the financial covenants related to net worth and the leverage ratio and the report of Arthur Andersen LLP on the financial statements for the year ended December 31, 1998 contains explanatory language which raises doubt about the Registrant's ability to continue as a going concern; the financial covenants require an unqualified accountants I report. Also, the Registrant was not in compliance with the covenant that requires all taxes be paid promptly as they come due.

         The Registrant is hopeful that the strong order receipt experienced during 1998 will continue and increase throughout

1999. The Registrant believes that its nitrile industrial glove will provide substantial sales during 1999 and plans to begin marketing medical nitrile exam gloves in the second half of 1999. The Registrant believes that these products, and a rebound in the semiconductor related end use segment, will help provide additional cash for operations. If the Registrant's available credit on its line of credit, $974,000 at February 28, 1999, is insufficient to fund continuing operations, or if the Registrant is not successful in improving its existing credit facility, and if the transaction with LIG (discussed in the Company's Form 8-K filed January 6, 1998) does not close, the Company could be required to seek additional financing. For any such additional financing, the Registrant will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. The Registrant has engaged the services of an investment banker/broker to assist it in improving its existing credit facility. The current lender has extended the current facility to June 28, 1999. No assurance can be given, however, that the Registrant will be able to obtain any such additional financing, when needed, upon terms satisfactory to the Registrant.

         The Registrant's bank debt at December 31, 1998 stood at $5,069,000 versus $5,060,000 at December 31, 1997. Interest expense for 1998 was $605,000 as compared with $567,000 for the year 1997.

         The Registrant has assessed the impact of the Year 2000 on its reporting systems and operations. The Registrant presently believes that, with limited modifications to existing software, the Year 2000 will not pose significant operational or financial reporting problems for the Registrant's computer systems as so modified. In addition, the Registrant's systems do not interface with outside entities except for EDI, which the Registrant has been assured is Year 2000 compatible. Therefore the Registrant believes the Year 2000 issue is not material with respect to its reporting systems and operations.

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

                           [ARTHUR ANDERSEN LLP LOGO]


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Phoenix Medical Technology, Inc.:

We have audited the accompanying balance sheets of Phoenix Medical Technology, Inc., (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Medical Technology, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, the Company has given retroactive effect to the change in accounting for inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced significant losses from operations in the prior three fiscal years and those losses have continued subsequent to the year ended December 31, 1998. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 5. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


                                        ARTHUR ANDERSEN LLP



Columbia, South Carolina,
  March 12, 1999.

Item 7- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
Phoenix Medical Technology, Inc.

DECEMBER 31,                                                               1998               1997
----------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT ASSETS:
      Cash ......................................................     $     8,916       $     38,236
      Accounts receivable (net of allowance for doubtful
        accounts of $20,000 in 1998 and 1997) ...................       2,009,866          1,822,522
      Inventories (Note 2) ......................................       1,768,519          1,779,505
      Prepayments and other (Note 13) ...........................         176,995             37,723
---------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS ....................................       3,964,296          3,677,986
----------------------------------------------------------------------------------------------------
OPERATING PROPERTY, PLANT AND EQUIPMENT:
   Land .........................................................         175,000            175,000
   Buildings and improvements ...................................       4,565,149          4,565,149
   Machinery and equipment ......................................       7,068,347          6,993,334
   Construction in progress .....................................          94,974             10,759

----------------------------------------------------------------------------------------------------
                                                                       11,903,470         11,744,242
   Less-accumulated depreciation ................................      (8,530,237)        (8,261,185)
-----------------------------------------------------------------------------------------------------
   Net operating property, plant and equipment ..................       3,373,233          3,483,057
-----------------------------------------------------------------------------------------------------
NONOPERATING EQUIPMENT, NET (NOTE 3) ............................         584,102            499,765
OTHER ASSETS ....................................................         326,727            389,228
-----------------------------------------------------------------------------------------------------
   TOTAL ASSETS .................................................     $ 8,248,358       $  8,050,036
=====================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT

 CURRENT LIABILITIES
   Revolving line of credit .....................................     $ 3,064,105       $  2,771,769
   Accounts payable and accrued expenses (Note 6) ...............       1,656,428          1,521,891
   Current portion of long term debt.............................         638,500            354,716
   Deferred option payment (Note 13).............................         508,054                -0-
-----------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES ..................................       5,867,087          4,648,376
-----------------------------------------------------------------------------------------------------
LONG TERM DEBT (Note 7) .........................................       1,537,896          1,933,886
OTHER LIABILITIES (Note 6) ......................................         651,409            683,786
COMMITMENTS AND CONTINGENCIES (Notes 5 and 14)
-----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES ...........................................       8,056,392          7,266,048
-----------------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock - stated value $.10; shares authorized,
    5,000,000 in 1998 and 1997; shares issued and
    outstanding, 2,459,621 in 1998 and 1,963,563 in 1997 ........         245,962            196,356
  Paid-in capital................................................       8,425,582          7,224,503
  Warrant (Note 7) ..............................................             -0-          1,235,184
  Deficit .......................................................      (8,479,578)        (7,872,055)
----------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' INVESTMENT ..............................         191,966            783,988
----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT ..............     $ 8,248,358        $ 8,050,036
===================================================================================================
The accompanying notes to financial statements are an integral part of these balance sheets.

STATEMENTS OF OPERATIONS
Phoenix Medical Technology, Inc.

FOR THE YEARS ENDED DECEMBER 31,                           1998                1997               1996
----------------------------------------------------------------------------------------------------------
Net Sales .......................................      $ 15,387,115       $ 13,836,522        $l3,987,555
----------------------------------------------------------------------------------------------------------
Operating expenses:
  Cost of goods sold ............................       (13,631,947)       (12,743,556)       (12,561,495)
  Selling and  administrative expenses ..........        (1,733,774)        (1,689,556)        (1,705,152)
----------------------------------------------------------------------------------------------------------
Total operating expenses ........................       (15,365,721)       (14,433,112)       (14,266,647)
----------------------------------------------------------------------------------------------------------
Income (loss) from  operations ..................            21,394           (596,590)          (279,092)
Other income (expense):
  Interest income ...............................             3,513             39,771             60,981
  Interest expense ..............................          (604,849)          (567,379)          (490,758)
  Gain on sale of assets  (Note 12) .............               -0-                -0-            760,731
  Option Agreement expense (Note 13) ............           (27,581)           (93,247)               -0-
----------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item .........          (607,523)        (1,217,445)            51,862
Extraordinary item:
  Gain on debt discharge (Notes 4 and 7) ........               -0-                -0-            272,096
----------------------------------------------------------------------------------------------------------
Net (loss) income ...............................      $   (607,523)      $ (1,217,445)      $    323,958
==========================================================================================================
Basic earnings (loss) per common share (Note 2)
  (Loss) income before extraordinary item .......      $      (0.26)      $      (0.62)      $       0.03
  Extraordinary item ............................               -0-                -0-               0.14
----------------------------------------------------------------------------------------------------------
Net (loss) income per common share ..............      $      (0.26)      $      (0.62)      $       0.17

Diluted earnings (loss) per common share (Note 2)
   (Loss) income before extraordinary item ......             (0.26)             (0.62)              0.02
   Extraordinary item ...........................               -0-                -0-               0.11

----------------------------------------------------------------------------------------------------------
Net (loss) income per common share ..............      $      (0.26)      $      (0.62)      $       0.13
==========================================================================================================


The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDERS' INVESTMENT
Phoenix Medical Technology, Inc.

For the years ended December 31, 1998, 1997 and 1996



                                        COMMON STOCK
                                  ---------------------
                                                                                               RETAINED          TOTAL
                                                             PAID-IN                           EARNINGS       SHAREHOLDERS'
                                  SHARES        AMOUNT       CAPITAL           WARRANT         (DEFICIT)        INVESTMENT
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996      1,963,563      $196,356      $7,224,503        $ 1,235,184     $(6,654,610)    $ 2,001,433
  Net loss ..................         -0-           -0-             -0-                -0-      (1,217,445)     (1,217,445)

---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      1,963,563      $196,356      $7,224,503        $ 1,235,184     $(7,872,055)    $   783,988
   Net Loss ..................        -0-           -0-             -0-                -0-        (607,523)       (607,523)
   Exercise of Warrants ......    496,058        49,606       1,201,079         (1,235,184)             -0-         15,501
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998      2,459,621      $245,962      $8,425,582                -0-     $ 8,479,578     $   191,966

---------------------------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
Phoenix Medical Technology, Inc.

FOR THE YEARS ENDED DECEMBER 31,                                 1998              1997               1996
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income .....................................      $(607,523)      $(1,217,445)       $   323,958
  Adjustments to reconcile net (loss) income to net  cash
    used in operating activities:
  Depreciation and amortization .........................        350,303           450,655           496,662
  Extraordinary item: Gain on debt discharge ............            -0-               -0-          (272,096)
  Gain on sale of assets (Note 12) ......................            -0-               -0-          (760,731)
  Loss on nonoperating equipment ........................            -0-           138,757           112,486
  Deferral of Option Agreement, net (Note 13) ...........        407,400               -0-                -0
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable, net ...       (187,344)            3,877           (43,595)
      (Decrease) (increase) in inventories ..............         10,986          (223,387)         (466,448)

      (Increase) decrease in  prepayments and other .....        (38,618)           38,937           (20,243)

      Increase in other assets ..........................        (18,750)          (15,000)         (151,708)
      Increase (decrease) in accounts payable,
        accrued expenses, and other liabilities .........        102,160           164,016          (218,839)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities .....         18,614          (659,590)       (1,000,554)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment, net .......       (243,565)         (125,893)         (250,000)
-------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities ...............       (243,565)         (125,893)         (250,000)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from sale of assets (applied to debt) ..........            -0-               -0-         1,114,341
Proceeds from issuance of long term debt ................            -0-               -0-           750,000

Borrowings under (repayments on)
  revolving loan agreement, net .........................        292,336         1,032,465          (181,711)
Reduction of long term debt .............................       (268,705)         (262,907)         (467,326)

Increase in LIG equipment debt ..........................        172,000               -0-               -0-
-------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities ...........        195,631           769,558         1,215,304
-------------------------------------------------------------------------------------------------------------
Net decrease in cash ....................................        (29,320)          (15,925)          (35,250)
Cash at beginning of year ...............................         38,236            54,161            89,411
-------------------------------------------------------------------------------------------------------------
Cash at end of year .....................................      $   8,916       $    38,236       $    54,161
=============================================================================================================
Supplemental disclosures of cash flow information
  and non-cash items:
Cash paid during the year for interest ..................      $ 588,116       $   555,044       $   492,484
Cash paid during the year for reorganization items:
      Unsecured creditors ...............................            703             2,810           134,867
      Deferred property taxes ...........................         59,819            28,630               -0-
Cash paid during the year for Option Agreement ..........        169,719             1,763               -0-
Exercise of warrants - reduction of debt (Note 7) .......         15,501               -0-               -0-
=============================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Phoenix Medical Technology, Inc.
December 31, 1998, 1997, and 1996

----------------------------------

NOTE 1 - ORGANIZATION AND GENERAL

         Phoenix Medical Technology, Inc. (a Delaware Corporation), hereinafter referred to as the Company, manufactures, markets and distributes a range of single use vinyl, latex and nitrile gloves for use in various applications where clean, protective handcovers are important. The Company's gloves are primarily used for healthcare services, beauty and barber shop services, food processing, electronics and computer manufacturing and assembly, photo finishing and janitorial services. The Company markets its products to medical and industrial supply companies and generally does not make direct sales to end users. (See
Note 5 for discussion regarding continuity of operations and realization of assets.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Change - During the fourth quarter of 1996, the Company changed its method of determining the cost of inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and a better matching of inventory costs with product sales. This change was applied by retroactively restating the December 31, 1995 financial statements.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out ("FIFO") method of inventory accounting. (See Accounting Change note above.) Inventory costs include materials, direct labor and factory overhead. Inventories consist of the following:

                                                              December 31,
                                                        -----------------------
                                                            1998           1997
                                                            ----           ----
          Raw materials and supplies .................. $   403,504    $   503,881
          Finished goods ..............................   1,365,015      1,275,624
                                                        -----------     ----------
                                                        $ 1,768,519    $ 1,779,505
                                                        ===========    ===========

         Property, Plant and Equipment - All property, plant and equipment are stated at cost. Interest capitalized during construction periods is included in plant and equipment and depreciated over the life of the asset. No interest was capitalized during 1998, 1997 or 1996. Plant and equipment are depreciated using the straight-line method over the following estimated useful lives:

          Buildings and improvements ..........................  20-33 years
          Machinery and equipment .............................   3-9 years

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

          Fair Values of Balance Sheet Financial Instruments - The carrying amount reported in the accompanying Balance Sheets for cash, accrued expenses and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value because the underlying instruments are variable rate notes that reprice frequently. The fair values of long-term other liabilities are estimated by discounting future cash flows using borrowing rates currently available to the Company for unsecured obligations with similar terms and maturities. At December 31, 1998, the estimated fair value of the Company's long-term other liabilities approximates $633,000.

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

          Reclassifications - Certain balances in the prior year financial statements have been reclassified to conform with the 1998 presentation.

          Adoption of SFAS No. 128 - In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 was restated. The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:


                                                                1996
                                                               -----
           Per share amounts:
           Primary EPS as reported ..........                  $ 0.17
           Effect of adoption of SFAS No. 128                     -0-
                                                               ------
           Basic EPS, as restated ...........                  $ 0.17
                                                               ======


           Diluted EPS as reported ..........                  $ 0.17
           Effect of adoption of SFAS No. 128                  $(0.04)
                                                               ------
           Diluted EPS, as restated .........                  $ 0.13
                                                               ======


         In 1997 and 1998, diluted earnings per share is equal to basic earnings per share since the Company has recorded a loss from continuing operations for both years.

         The following is a reconciliation of the basic and diluted per share computations for income before extraordinary item for 1996.

                                                                  Per Share
                                  Income           Shares           Amount
                                  ------           ------         --------
Basic earnings per share          $51,862        1,963,563         $0.03
Warrants issued                        --          496,058            --
Options issued                         --           21,000            --
                                  -------        ---------
Diluted earnings per share        $51,862        2,480,621         $0.02
                                  =======        =========


         Adoption of SFAS No. 131 - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosures about products and services, geographic areas, and major customers. The Company considers its current products to comprise one reportable segment.

         Recently Issued Pronouncement - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of the statement is not expected to have a significant effect on the Company's financial condition or results of operations.

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

         At December 31, 1998, nonoperating equipment consisted of a vinyl auto-glove stripper machine with a net book value of approximately $584,000. During fiscal 1998, using proceeds from the capital expenditure term loan from LIG (See Note 7), the Company invested approximately $84,000 in the auto-glove stripper in an effort to make it fully operational. To be fully operational and income producing, this machine will require an additional $500,000 investment.

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

         As of December 31, 1998, the following obligations are outstanding related to the Company's bankruptcy proceedings:

         Unsecured Claims - Unsecured creditors who were owed a total of $1,475,715 in prepetition accounts payable and accrued liabilities have been paid a pro rata portion of $11,200, plus interest at the prime rate, on the fifteenth day of each quarter for twenty quarters. In addition, if the Company has net income after debt principal and interest payments in the fifth fiscal year after Confirmation, unsecured creditors will be paid a pro rata portion of $300,000 beginning March 31 of the sixth year after Confirmation. If sufficient net income is not generated in the fifth year after Confirmation to pay the $300,000 in full, pro rata payments shall be made on March 31 of each year following the year in which the Company has had net income, until the $300,000 is paid in full. The total of both forms of payment, as allowed by the Plan, is $524,000. Therefore, the amount of debt forgiven under the Plan for unsecured claims is $951,715. However, the Company made a $4,000 payment on a priority claim which had been forgiven by the Plan. The adjusted debt forgiveness is $947,715, which is included in the gain on debt discharge reported in the 1994 Statement of Operations.

         During fiscal 1996, the Company offered its unsecured creditors an option to receive payment of the remaining portion of allowed claims in a single payment. This option required the unsecured creditors to release their bankruptcy claims against the Company including their right to receive future payments of the pro rata portion of $300,000 discussed above. In fiscal 1996, the Company recognized a $272,096 gain on debt discharge resulting from the release by certain of its unsecured creditors of their unsecured bankruptcy claims against the Company. These payments are now complete.

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

         Pre- and Post-Petition Property Taxes - The payment terms for pre- and post-petition property taxes were modified in conjunction with the debt refinancing discussed at Note 7. The agreement between the Company and Williamsburg County, South Carolina requires interest payments at the rate of 7% on the unpaid balance and 84 monthly principal payments beginning April 1, 1997. As of December 31, 1998, the Company was delinquent on 6 monthly payments to Williamsburg County, totaling approximately $55,000, including principal and interest. As of March 1, 1999 the Company has paid the delinquent amount and is current through December 31, 1998.

NOTE 5 - CONTINUITY OF OPERATIONS AND REALIZATION OF ASSETS

         The accompanying financial statement have been prepared on the basis of accounting principles applicable to a going concern and presumes the realization of assets and the settlement of liabilities in the ordinary course of business. As discussed in Note 4, the Company received approval of the reorganization plan from the Bankruptcy Court in 1994. As discussed in Note 7 the Company completed the refinancing of the NationsBank debt in 1995.

         The Company has continued to incur substantial operating losses that raise substantial doubt about its ability to continue as a going concern. As such, the Company's ability to realize its assets in the ordinary course of business is dependent upon many factors, the most significant of which include:

- The exercise of the LIG option to buy the Company by the Option date, April 28, 1999. In the event LIG does not exercise the option, the ability of the Company to continue as a going concern is highly dependent on management's ability to successfully refinance its revolving line of credit due on June 28, 1999. (See Note 7)

- The Company's ability to compete effectively in the non-medical vinyl and nitrile glove markets

- Securing a patent and obtaining approval from the EPA for the Company's antimicrobial vinyl glove product

- Continuing successful commercial introduction of the Company's 100% synthetic cleanroom nitrile glove product

- Successful defense of any litigation resulting from alleged injuries arising from latex-related allergies (See Note 14)

- Maintaining compliance with loan covenants (or obtaining sufficient waivers for any loan covenant violations)

Management's plans to address the above matters include:

- Continuing to fulfill the expectations outlined by LIG as necessary to encourage LIG to exercise the Option by April 28, 1999, including the successful completion of a three week test run starting April 5, 1999

- Securing additional funding with more favorable terms and interest rates to refinance the revolving line of credit due June 28, 1999

-        Successful introduction of the medical nitrile glove in fiscal 1999

- Additional capital investment to complete full automation of auto-glove stripper

- Continuing efforts to increase sales of the Company's existing non-medical vinyl glove products through the conversion of major semiconductor chip manufacturers from competitors to the Company

-        Obtaining EPA approval for the antimicrobial vinyl glove product

- Continuing to develop the medical nitrile glove with R&D assistance provided by LIG

- Vigorously defending any litigation resulting from alleged injuries arising from latex-related allergies

- Monitoring compliance with existing loan covenants and obtaining sufficient waivers for any loan covenant violations

NOTE 6 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following at December 31, 1998 and 1997:


                                                                  December 31,
                                                         ---------------------------
                                                            1998              1997
                                                         ---------------------------
          Accounts payable ........................      $  798,630      $   662,293
          Accrued compensation and
              payroll taxes .......................         288,803          332,758
          Accrued property taxes ..................         233,727          222,230
          Other current liabilities ...............         335,268          304,610
                                                         ----------      -----------
              Total accounts payable and
              accrued expenses ....................      $1,656,428      $ 1,521,891
                                                         ==========      ===========

          Accounts payable, long term .............          27,904           28,607
            Accrued property taxes ................         405,931          485,179
            Deferred compensation .................         170,000          170,000
            Other long term liabilities............          47,574              -0-
                                                         ----------      -----------
            Total other liabilities ...............      $  651,409      $   683,786
                                                         ==========      ============

NOTE 7 - DEBT

         On March 29, 1995, the Company completed a refinancing of the NationsBank debt by replacing such debt with debt facilities provided by Carolina First Bank and The CIT Group/Credit Finance. The Company used the net proceeds of the Carolina First loan and the initial funding of the CIT facility to settle its indebtedness with NationsBank. Pursuant to such settlement, the Company also issued a note recorded in the amount of $248,959 to NationsBank and a warrant to purchase up to 496,058 shares of the Company's Common Stock exercisable at a price of $0.03125 per share. The warrants were exercisable within two to ten years from March 27, 1995, the date of the loan agreement, and were valued at $1,235,184. The Company reported in the 1995 Statement of Operations, a gain on debt discharge of $4,618,842 related to the debt forgiven. On March 30, 1998, NationsBank exercised its warrant to purchase 496,058 shares of the Registrant's Common Stock exercisable at a price of $0.03125 per share which was recorded as a reduction of the Company's note payable with NationsBank.

         Summarized below is the Company's debt at December 31, 1998 and 1997 and the terms of the debt. Substantially all assets are pledged as collateral against the loans.

                                                                                     December 31,
                                                                        ----------------------------------
                                                                            1998                    1997
                                                                        ----------              ----------
Revolving line of credit payable
   to bank, interest accrues at prime
   plus 3.25% (11% at December 31, 1998)
   with scheduled maturity in 1999,
   secured by the Company's eligible
   inventory and receivables ..................................         $ 3,064,105             $2,771,769

Term loan payable to bank, due in
   scheduled monthly installments
   of $20,184, including interest at
   prime plus 2.0% (9.75% at December 31, 1998)
   with scheduled maturity in 2010, secured by the
   Company's real property and fixtures .......................           1,519,217              1,589,360

Term loan payable to bank, due in
   scheduled monthly installments
   of $12,500 plus interest at prime
   plus 3.25% with scheduled maturity
   in 1999, secured by certain
   assets of the Company ......................................             412,500                562,500

Term note payable to bank,
   renegotiated in 1996, due in scheduled monthly
   installments of $5,000 including interest
   at prime plus 2% with scheduled
   maturity in 1998 ...........................................              72,679                136,742

LIG capital expenditure term loan,
   interest accrues at prime plus
   2%, due in 24 scheduled monthly
   payments, commencing April 30,
   1999 (Note 13) .............................................             172,000                    -0-
                                                                        -----------             ----------
Total debt ....................................................           5,240,501              5,060,371
Less - current portion ........................................           3,702,605              3,126,485
                                                                        -----------             ----------
                                                                        $ 1,537,896             $1,933,886
                                                                        ===========             ==========


Maturities of long term debt are as follows:

                                                 1999                3,702,605
                                                 2000                  212,028
                                                 2001                  108,089
                                                 2002                  120,001
                                                 2003                  133,226
                                           Thereafter                  964,552
                                                                      ========


          The Company had outstanding borrowings of $3,064,000 under its revolving loan as of December 31, 1998. Commitment fees are .50% of the unused portion of the revolving loan. Borrowings under this arrangement are secured by liens on receivables and inventory. Pursuant to the revolving credit facility, the Company can borrow up to 50% of the value of the Company's eligible inventory and 85% of the value of the Company's eligible accounts receivable. The total loan availability is $3,750,000, including the $750,000 term loan from the same bank. The Company's revolving loan agreement contains a lock box requirement and a subjective acceleration clause that require the revolving line of credit to be classified as a current liability.

         Borrowings under the Company's revolving loan averaged $2,610,000 during 1998 and $2,161,000 during 1997. Maximum borrowings were $3,064,000 in 1998 and $2,772,000 in 1997. The weighted average interest rate for such borrowings was 12.6% in 1998 and 12.5% in 1997.

         The Company's loan agreements contain certain financial covenants and ratio requirements such as minimum current ratio, minimum working capital, maximum leverage and minimum net worth as defined. The Company is also restricted to maximum annual capital expenditures. As of December 31, 1998, the Company was in compliance with or had obtained appropriate waivers for all covenants of the loan agreements.

NOTE 8 - INCONE TAXES

         The components of deferred taxes as of December 31, 1998 and 1997 were as follows:

                                                       December 31
                                             -----------------------------
                                                 1998              1997
                                             -----------------------------
Deferred tax assets:
         Net loss carryforwards              $ 2,394,000       $ 2,327,000
         General business credit
               carryforwards                     387,000           412,000
         Other liabilities and reserves          146,000           142,000
         Valuation allowance                  (2,591,000)       (2,377,000)
                                             -----------       -----------
           Total deferred tax assets             336,000           504,000
                                             -----------       -----------
Deferred tax liabilities:
Basis difference in oper-
         ating property, plant
         and equipment                           336,000           504,000
Net deferred taxes                                   -0-               -0-
                                             -----------       -----------

         The valuation allowances of $2,591,000 and $2,377,000 as of December 31, 1998 and 1997 respectively were established because in the Company's assessment, it is uncertain whether the deferred tax assets will be realized.

         As of December 31, 1998, the Company has net operating loss carryforwards of approximately $5,710,000 for tax purposes and general business credits of approximately $387,000 available through 2012 and 2003, respectively, to reduce future income taxes payable by the Company.

         The effective tax rate varied from the federal statutory rate because no deferred tax assets applicable to the net operating losses have been recorded.

         The effective tax rate varied from the federal statutory rate because of the following:

                                            1998      1997     1996
                                            ----      ----     ----

         Federal statutory rate             (34)%      (34)%    (34)%
         Losses carried forward
           for future years                  34         34       34
                                            ---       ----      ---
                                             --         --       - -
                                            ===       ====      ====

NOTE 9 - MAJOR CUSTOMERS, CONCENTRATION OF CREDIT RISK AND RELATED PARTY TRANSACTIONS

         The Company manufactures and distributes its products principally to medical, contamination control and industrial supply companies or government agencies. Substantially all of the Company's accounts receivable are due from companies in the above lines of business. The Company performs periodic credit evaluations of its customers' financial conditions and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company recognizes revenue when goods are shipped and the resulting receivables are generally due within 30 days.

         Sales to the Company's five largest customers were approximately 30% in 1998, 28% in 1997 and 28% in 1996. No customer individually accounted for more than 10% of total sales in 1998, 1997 or 1996. The Company extends credit to its customers, most of which are in the safety supply, medical supply and contamination control industries, or are government agencies. Export sales, primarily to customers in Asia, Canada, Europe and Mexico, were approximately 14.5% in 1998, and 10% in 1997 and 12% in 1996, including export sales to LIG under the Research and Development Agreement.

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

         Total annual compensation, net of amount forgiven, related to the officers was $202,000 in 1998, $202,000 in 1997 and $193,000 in 1996. These
officers have forgiven $86,400 of such compensation in 1998, $86,400 in 1997 and $94,700 in 1996. These officers have no present or future rights to the forgiven compensation.

NOTE 10 - RETIREMENT PLAN

         Effective July 1, 1988, the Company adopted the Phoenix Medical Technology, Inc. Savings Plan (the "Savings Plan") to provide employees with a source of income after retirement. The Savings Plan includes 401(k) salary reduction provisions. The Company's contributions are at the discretion of the Board of Directors, subject to certain limitations, and may be made in the form of Company common stock. Contribution expense under the Savings Plan was approximately $6,300 in 1998, $5,300 in 1997 and $4,800 in 1996.

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

         In April 1988, the Company's shareholders approved a new incentive stock option plan for management and key employees. The plan authorizes up to 50,000 shares to be available for options to be granted by a committee of the Board of Directors. Options will be exercisable within six months to ten years from the dates of grant at not less than the fair market value of the stock at the dates the options are granted. As of December 31, 1998, options to purchase 29,450 shares were outstanding under this plan.

         In April 1989, the Company's shareholders approved a new non-qualified stock option plan for non-employee directors. The 1989 plan authorizes up to 28,000 shares to be available for issuance upon the exercise of options granted under the 1989 plan. Under the 1989 plan, each eligible director was granted an option for 1,000 shares of the Company's common stock on May 1, 1989, 1990, 1991 and 1992. The shares granted are exercisable within six months to ten years from the dates of the grants. In April 1989 and May 1990, options for the purchase of 7,000 shares of common stock were granted by the Board of Directors. In May 1991 and 1992, the Board of Directors granted options for the purchase of 3,000 shares of common stock in accordance with the 1989 stock option plan. As of December 31, 1998, options to purchase 12,000 shares were outstanding under this plan.

         Transactions under the Option Plans are as follows:


                                                          Number of        Option Price
                                                            Shares           Per Share
                                                         ------------     ---------------
Outstanding 12/31/94 ............                           68,200        $0.06 to $15.00
Granted .........................                           15,000        $         0.375
Expired .........................                           (6,750)       $          8.00
outstanding 12/31/96 and 12/31/95                           76,450        $0.06 TO $15.00
Granted .........................                              -0-                    N/A
Expired .........................                          (35,000)       $          8.06
Outstanding 12/31/98 and 12/31/97                           41,450        $0.06 to $15.00

         As of December 31, 1998, 78,000 shares have been reserved for issuance under the option plans discussed above.

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

                                           1998          1997
                                       ---------     ----------
Net (loss) earnings--
    As reported ....................   $     608     $  (1,217)
    Pro forma ......................         608     $  (1,218)
Basic (loss) earnings per share--
    As reported ....................   $   (0.26)    $   (0.62)
    Pro forma ......................       (0.26)        (0.62)
Diluted (loss) earnings per share--
    As reported ....................   $   (0.26)    $   (0.62)
    Pro forma ......................       (0.26)    $   (0.62)


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

NOTE 12 - SALE OF ASSETS

         On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek"), all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information and all other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for twelve years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 of all contingent payments and a maximum total purchase price of $3,000,000. The Company's sales of items produced by the assets sold to Microtek accounted for 4% of their total sales in 1995. This sale resulted in a gain of approximately $760,000 in 1996. Contingent payments were $1,500 in 1998.

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

         In the Letter of Intent, LIG agreed to pay $500,000 as consideration for an option to purchase substantially all of the Company's assets and assume certain stated liabilities, for a

$6,821,708 cash purchase price, subject to adjustment as defined in the Agreement for a period of one year from the date of the definitive Option Agreement with LIG. On December 22, 1997, the Company entered into a definitive Option Agreement with LIG, which, in addition to the transactions stated above, included a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. This Agreement was subject to approval of the Company's stockholders. On April 28, 1998, the Company's stockholders approved the Option Agreement with LIG. In conjunction with the approval, on April 29, 1998, the Company received the $500,000 option payment which will be deferred until the option is exercised or expires on April 28, 1999. The Company incurred $128,000 and $93,000 of expenses related to this option during 1998 and 1997, respectively. $100,654 of these expenses related to the option have been deferred as of December 31, 1998 and will be expensed when the Option is exercised or expires. The remaining costs have been classified as other expense in the Statement of Operations. In addition, LIG has agreed to finance the acquisition of certain capital equipment and certain other capital improvements for the Company in an amount up to $750,000 and to participate in the joint development of technology for the manufacture of the Company's new nitrile glove products. As of December 31, 1998, the Company had received approximately $172,000 under this financing agreement (See Notes 3 and 7). The Company has worked closely with LIG in the development of the nitrile gloves and has done several test runs paid for by LIG. LIG has entered into an agreement to purchase industrial gloves from the Company. During 1998, sales to LIG under this Agreement were 8.7% of the total sales.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LITIGATION

          The Company has been named in as a defendant in a class action lawsuit and notified of potential class action lawsuits in association with alleged injuries sustained in connection with latex-related allergies. Management of the Company intends to vigorously contest the claims and any other suits alleging latex-related allergy injuries, or indemnity and/or contribution claims derived from such alleged injuries, which may be brought against it. At this time management is unable to make an evaluation of the likelihood of an unfavorable potential loss, or to estimate the range of any such loss. The Company maintains product liability coverage, and in the opinion of management, this coverage would be adequate to cover any potential losses related to these potential claims. However, there is no guarantee that the Company will be fully covered for potential claims.

          In addition, the Company is involved in other legal proceedings and claims arising in the ordinary course of business.

In the opinion of management, the outcome of such legal proceedings and claims will not materially affect the Company's financial position.

ENVIRONMENTAL MATTERS

         During a Phase II environmental audit of the Company's properties in 1993, an area of approximately 750 to 1,000 square feet was identified as contaminated by a petroleum product. Corrective action is currently in process. During fiscal 1998, testing by an EPA-approved contractor concluded that the impacted ground water is not migrating and no potentially completed exposure pathways exist at this time. The contractor indicated that the exposure does not pose a threat to human health or the environment and recommends the site be closed. Estimated total expenditures will not exceed approximately $5,000.

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

PURCHASE COMMITMENTS

         At December 31, 1998, the Company had contractual commitments to purchase certain raw materials from suppliers at specified prices. These commitments included agreements to purchase latex through June 1999 and nitrile through April 1999, each at a designated price per pound.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996 1997 AND 1998


                 Column A                      Column B           Column C           Column D             Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions         Deductions-
                                               Balance at         Charged           Write-offs,          Balance at
                                               Beginning          to Costs and      net of               End of
               Description                     of Period          Expenses          Recoveries           Period
----------------------------------------------------------------------------------------------------------------------------------

Year  ended December 31, 1996:
         Allowance for doubtful
            accounts                           $ 70,024           $(36,312)            $(13,712)            $ 20,000
Year ended December 31,                        ========           ========             =========            ========
      1997
         Allowance for doubtful
            accounts                           $ 20,000           $  5,551             $ (5,551)            $ 20,000
Year ended December 31,                        ========           ========             =========            ========
      1998
         Allowance for doubtful
            accounts                           $ 20,000           $ 13,503             $(13,503)            $ 20,000
                                               ========           ========             =========            ========


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

DIRECTOR ELECTED APRIL 22, 1988:

         Edward W. Gallaher, Sr. Director since 1978. President of the Registrant since its organization in 1978, Treasurer since 1981 and Chief Executive Officer since 1987. He is 66.

DIRECTOR ELECTED APRIL 21, 1989:

         Grover C. Mixon. Director since 1978. Executive Vice President and Chief Operating Officer of the Registrant since 1988. Senior Vice President of the Registrant from 1985 to 1988. Vice President-Operations of the Registrant 1978 to 1985. He is 55.

DIRECTORS ELECTED APRIL 20, 1990:

         Harold H. Heath. Director since 1979. Owner/Operator of the Big Valley Ranch in the State of Washington since 1981. He is 76.

         Byron M. Layman. Director since 1979. Retired in 1977 as Treasurer of Payne & Company, a wholesale distributor of fabrics. He is 89.

         William T. Sena. Director since 1980. Chairman of Sena, Weller, Rohs, & Williams, Inc., an investment advisory firm, since 1977. He is 62.

         The Registrant's Bylaws provide for a range in the number of directors, with the provision that, until otherwise determined by the Board of Directors, the number of directors shall be fixed at nine. Because of the resignations of directors, there are currently only five directors. There has not been an annual meeting of the Registrant's shareholders since April 20, 1990. The Board of Directors did not meet during 1998, but conferred several times by telephone and exchanged correspondence.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Registrant's knowledge, based solely on a review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid to or for the account of the Registrant's Chief Executive Officer. The annual salary and bonus of only the chief executive officer exceeded $100,000 during the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE



Name and Principal                            Edward W. Gallaher, Sr., President
Position                                      Treasurer, Chief Executive Officer
                                                          and Director

                                                               Other Annual                  All Other
                                                               Compensation                  Compensation
Year                    Salary($)             Bonus($)              ($)                          ($)(1)

1998                  $108,500(2)                 0                 (3)                           $1,000
1997                  $108,500(2)                 0                 (3)                           $  924
1996                  $107,750(2)                 0                 (3)                           $  924


(1) Amount of vested and unvested Registrant contributions under the Registrant's Savings Plan, a 401(k) Plan.
(2)      Does not include $46,500, $46,500 and $53,250 in 1998, 1997 and 1996, respectively, of annual salary forgiven by Mr. Gallaher. Mr. Gallaher has no present or future right to such amount; however, Mr. Gallaher's annual salary as established by the Board of Directors remains $155,000.
(3) Mr. Gallaher did not receive personal benefits during the listed years in excess of 10% of annual salary and bonus.

         The following table shows, on a aggregated basis the 1998 fiscal year-end value of unexercised options and SARs held by Mr. Gallaher during the fiscal year ended December 31, 1998.

                            Edward W. Gallaher, Sr.

                                                                                    Value of
                                                                                    Unexercised
                                                    Unexercised                     In-The-Money
                                                    Options/SARs                    Options/SARs
Shares Acquired                                     at FY-End (#Sh)                 at FY-End ($)
on Exercise                  Value                  Exercisable/                    Exercisable/
(#Shares)                    Realized               Unexercisable                   Unexercisable

        0                       0                      5,000/0                           0/0


EMPLOYMENT AGREEMENTS

         In March 1984, the Registrant entered into non-competition and consulting agreements with Messrs. Gallaher and Mixon. Under these agreements, after the officers termination, each of them will be required to not compete with the Registrant and to provide up to 60 days consulting services per year for two years. Annual payments under these agreements will equal each officer's final annual compensation at the time of termination. The current annual salaries of Messrs. Gallaher and Mixon, as established by the Board of Directors are $155,000 and $133,00 respectively. However, Messrs. Gallaher and Mixon forgave $46,500 and $39,900, respectively, of such salaries for the fiscal year ended December 31, 1998 and have no present or future right to such forgiven amounts.

DIRECTORS' FEES

         The Directors of the Registrant who are not employees are traditionally paid an annual fee of $3,000 plus $500 for each Board meeting attended and each Committee meeting attended which is not held on the same day as a Board meeting. The Chairman of the Board traditionally receives an annual fee of $5,000, in lieu of the $3,000 fee paid to non-employee Directors. Each Chairman of a Committee who is not an employee traditionally receives an additional $1,000. No fees were paid to the Directors during 1998 due to the severe financial condition of the Registrant.

ITEM 11.          SECURITY OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of March 8, 1999, with respect to the beneficial ownership of the Registrant's Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than 5% of such outstanding shares, (ii) each director of the Registrant, (iii) the named executive officers and (iv) all directors and officers of the Registrant as a group:


                                                     Number of Shares                         Percentage
                                                     and Nature of                            of Shares
Name and Address                                     Beneficial Ownership(l)                  Outstanding
----------------                                     --------------------                     -----------
Harold H. Heath                                             9,000 (2)                              (3)
Big Valley Ranch
18883 Hwy. 20
Winthrop WA 98862

Byron M. Layman                                            26,000 (4)                              (5)
6445 Far Hills Ave
Dayton OH 45459

William T. Sena                                            21,400 (2)                              (3)
300 Main Street
Cincinnati OH 45202

Edward W. Gallaher, Sr.                                   103,495 (6)                              4.21%
Route 521 West
P.O. Box 346
Andrews SC 29510

Grover C. Mixon                                            63,534 (7)                              2.58%
Route 521 West                                                                                     (5)
P.O. Box 346
Andrews SC 29510

BankAmerica Corporation                                   496,058 (8)                            20.16%
901 West Trade St, 4 FL.
Charlotte NC 28255

All Officers and
Directors of the
Registrant as a Group                                         223,429                              9.04%
                                                                                                   (9)

--------------------------------

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

(6)      Includes 15,550 shares held by Mr. Gallaher's wife.

(7)      Includes 500 shares held by Mr. Mixon's wife.

(8) Share information for BankAmerica obtained from Schedule 13G, (Rule 13d-lb) filed with the SEC by BankAmerica on February 3, 1999.

(9) Based on shares outstanding and shares subject to options held by the officers and directors which are currently exercisable or exercisable within 60 days.

                                    PART IV

ITEM 13.          EXHIBITS, LISTS, AMD REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                  See INDEX to EXHIBITS.

                  (B)      REPORTS ON FORM 8-K

                  The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

                  ITEMS 4, 8 AND 12 ARE INAPPLICABLE AND ARE OMITTED.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PHOENIX MEDICAL TECHNOLOGY, INC.

Dated: March 25 , 1999                        By: /s/ Edward W. Gallaher, Sr.
                                              Edward W. Gallaher, Sr.
                                              President

         In accordance with Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                                      Capacity                                    Date
        ---------                                      --------                                    ----
/s/ Edward W. Gallaher, Sr.                       President, Treasurer                            March 25, 1999
------------------------------                    and Director (Principal                         ---------
Edward W. Gallaher, Sr.                           Executive and Finan-
                                                  cial officer)

/s/Grover C. Mixon                                Executive Vice President                        March 25, 1999
------------------------------                    and Director (Principal                         ---------
Grover C. Mixon                                   operating officer)

/s/ Harold H. Heath                               Director                                        March 24, 1999
------------------------------                                                                    ---------
Harold H. Heath
                                                  Director                                                  1999
------------------------------                                                                    ---------
Byron M. Layman

/s/William T. Sena                                Director                                        March 23, 1999
------------------------------                                                                    ---------
William T. Sena

/s/ Delores P. Williams                           Controller (Principal                           March 25, 1999
------------------------------                    Accounting Officer)                             ---------
Delores P. Williams


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                    Item 13

                                  FORM 10-KSB
                                 ANNUAL REPORT


For the fiscal year ended                              Commission File Number
        December 31, 1998                                             0-13401


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

          3.4              By-Laws of Phoenix Medical Technology, Inc., as
                           amended, were filed as an Exhibit to the Registrant's
                           Annual Report on Form 1O-K for the year ended
                           December 31, 1988                                                       *

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
         INCLUDING INDENTURES:

         4.1               Loan Agreement dated March 27, 1995 between the
                           Registrant and Carolina First Bank was filed as an
                           Exhibit to the Registrant's Form 8-K dated
                           March 29, 1995                                                          *

         4.2               Loan and Security Agreement dated March 28, 1995
                           between the Registrant and The CIT Group/Credit
                           Finance, Inc. was filed as an Exhibit to the Regis-
                           trant's Form 8-K dated March 29, 1995                                   *

(10)     MATERIAL CONTRACTS:

          10.1             Form of Consulting and Noncompetition Agreements,
                           dated March 23, 1984, between the Registrant and
                           Edward W. Gallaher, Sr. and Grover C. Mixon was filed
                           as an Exhibit to the Registrant's Registration
                           Statement on Form No. S-1 (Reg. No. 2-90708)                            *(1)





10.2              Deferred Compensation Plan was filed as an Exhibit
                  to the Registrant's Registration Statement on
                  Form S-1 (Reg. No. 2-90708)                                                      *(1)

10.3              Form of Option dated April 24, 1987 used in
                  connection with grant of option to purchase 2,000
                  shares of Common Stock to each of six
                  non-employee directors of the Registrant was filed
                  as an Exhibit to the Registrant's Registration
                  Statement on Form S-2 (Reg. No. 33-16918)                                        *(1)

10.4              1988 Stock Option Plan for Officers and
                  Other Key Employees of the Registrant,
                  as approved at the Annual Meeting of
                  Stockholders on April 22, 1988, was filed
                  as an Exhibit to the Registrant's
                  Annual Report on Form 10-K for the year
                  ended December 31, 1988                                                          *(1)

10.5              Registrant's Savings Plan Qualified Under
                  Section 401(k) of the Internal Revenue
                  Code, as adopted by the Board of Directors
                  in July, 1988, was filed as an Exhibit
                  to the Registrant's Annual Report on
                  Form 10-K for the year ended
                  December 31, 1988                                                                *(1)

10.6              1989 Nonqualified Stock Option Plan for
                  Non-Employee Directors, as approved
                  at the Annual Meeting of Stockholders
                  on April 21, 1989 was filed as an
                  Exhibit to the Registrant's Annual
                  Report on Form 10-K for the year ended
                  December 31, 1989                                                                *(1)

10.7              Asset Purchase Agreement dated as of March
                  22, 1996, between the Registrant and Microtek
                  Medical, Inc. for the sale to Microtek of all of
                  Registrant's assets relating to its manufacture
                  and sale of adhesive skin drapes and scrub-and-prep
                  products was filed as an Exhibit to the Registrant's
                  Form 8-K dated March 22, 1996                                                    *



10.8              Research and Development Agreement
                  dated as of December 22, 1997 between
                  the Registrant and London International
                  Group, Inc. was filed as Annex B to the
                  Registrant's Proxy Statement dated
                  March 24, 1998.                                                                  *

10.9              Loan and Security Agreement dated as of
                  December 22, 1997 between the Registrant
                  and London International Group, Inc. was
                  filed as Annex C to the Registrant's Proxy
                  Statement dated March 24, 1998.                                                  *

10.10             Agreement for the Purchase and Sale of
                  Goods dated as of December 22, 1997
                  between the Registrant and London
                  International Group, Inc. was filed as
                  Annex D to the Registrant's Proxy
                  Statement dated March 24, 1998.                                                  *

18                Letter regarding change in accounting
                  principles was filed as an Exhibit to the
                  Registrant's Form 10-KSB for the year ended
                  December 31, 1996.                                                               *

27                Financial Data Schedule (filed in
                  electronic format only)                                                         N/A

----------------------
"*" Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-KSB from the referenced previous filing with the Commission.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit.