Form 10QSB
period 1999-04-04
PHOENIX MEDICAL TECHNOLOGY INC
filed 1999-05-18
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1999, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
-----------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                  Delaware                            31-092-9195
-------------------------------------     -----------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

  U.S. Hwy. 521 West, Andrews, South Carolina            29510
-----------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

                                 (843)221-5100
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-----------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                Yes   X                     No
                    -----                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                    2,459,621
                                         -----------------------------
                                         (Outstanding at May 12, 1999)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                      April 4, 1999 and December 31, 1998

                                                                            April 4                December 31
                                                                              1999                    1998
                                                                          -----------              -----------
                                                                          (unaudited)                   *
                         ASSETS
Current Assets
      Cash                                                                $       750              $     8,916
      Receivables                                                           1,519,323                2,009,866
      Inventories (Note 2)                                                  1,982,065                1,768,519
      Prepaid expenses                                                        136,281                  176,995
                                                                          -----------              -----------
         Total current assets                                               3,638,419                3,964,296

Operating property, plant and equipment - at cost                          12,196,297               11,903,470
Less accumulated depreciation                                              (8,595,106)              (8,530,237)
                                                                          -----------              -----------
         Net operating property, plant and equipment                        3,601,191                3,373,233
                                                                          -----------               -----------
Nonoperating equipment, net                                                   678,874                  584,102
Other assets, net                                                             321,806                  326,727
                                                                          -----------              -----------
           Total assets                                                   $ 8,240,290              $ 8,248,358
                                                                          ===========              ===========

        LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
      Accounts payable and accrued expenses                               $ 1,779,258              $ 1,656,428
      Revolving line of credit                                              2,707,456                3,064,105
      Deferred Option payment (Note 4)                                        508,054                  508,054
      Current portion of long-term debt                                       797,708                  638,500
                                                                          -----------              -----------
         Total current liabilities                                          5,792,476                5,867,087

Long-term debt                                                              1,678,322                1,537,896
Other liabilities                                                             627,865                  651,409
                                                                          -----------              -----------
           Total liabilities                                                8,098,663                8,056,392
Shareholders' investment
      Shares issued and outstanding:
      2,459,621 shares 4/4/99 and 12/31/98                                    245,962                  245,962
      Paid-in capital                                                       8,425,582                8,425,582
      Deficit                                                              (8,529,917)              (8,479,578)
                                                                          -----------              -----------
      Total shareholders' investment                                          141,627                  191,966
                                                                          -----------              -----------
      Total liabilities and shareholders' investment                      $ 8,240,290              $ 8,248,358
                                                                          ===========              ===========

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                FOR THE THREE MONTHS ENDED
                                           April 4, 1999        March 29, 1998
                                           -------------        --------------
Net sales                                    $3,448,636           $ 3,526,328
Operating Expenses:
  Cost of goods sold                         (2,959,698)           (3,107,494)
  Selling and administrative expenses          (437,205)             (415,317)
                                             ----------           -----------
  Income from operations                         51,733                 3,517

Other expense and income:
  Interest expense, net                        (138,278)             (149,944)
  Miscellaneous income, net                      36,206                 1,670
                                             ----------           -----------
Loss before income tax provision                (50,339)             (144,757)

Income tax provision                              -0-                   -0-
                                             ----------           -----------
  Net loss                                   $  (50,339)          $  (144,757)
                                             ==========           ===========

Basic loss per share                             $(0.02)          $    ($0.07)

Diluted loss per share                           $(0.02)          $    ($0.07)
                                             ==========           ===========

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                       -----------------------------------
                                                                       April 4, 1999        March 29, 1998
                                                                       -------------        --------------
Cash flows from operating activities:
    Net loss                                                             $ (50,339)           $(144,757)
    Adjustments to reconcile net income to net
      cash used in operating activities:
    Depreciation                                                            64,869               58,220
    Changes in assets and liabilities:
        Decrease (increase) in accounts receivable, net                    490,543              (14,217)
        Increase in inventories                                           (213,546)            (276,527)
        Decrease in prepayments                                             40,714               18,471
        Decrease in other assets                                             4,921               18,750
        Increase in accounts payable and accrued liabilities                99,286              713,103
                                                                         ---------            ---------
Net cash provided by operating activities                                  436,448              373,043
                                                                         ---------            ---------
Cash flows from investing activities:
    Additions to property, plant and equipment, net                           (522)              (6,168)
    LIG funded property, plant and equipment                              (387,077)                -0-
                                                                         ---------            ---------
Net cash used in investing activities:                                    (387,599)              (6,168)

Cash flows from financing activities:
    Reduction of line of credit                                           (356,649)            (343,747)
    Reduction of long term debt                                            (85,340)             (60,614)
    Increase in LIG equipment debt                                         384,974                -0-
                                                                         ---------            ---------
Net cash used in financing activities                                      (57,015)            (404,361)
                                                                         ---------            ---------
Net decrease in cash                                                        (8,166)             (37,486)
Cash at beginning of period                                                  8,916               38,236
                                                                         ---------            ---------
Cash at end of period                                                    $     750            $     750
                                                                         =========            =========
Cash paid during the period for interest                                 $ 149,275            $ 128,634
                                                                         =========            =========

See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     General

       The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Registrant's Form 10-KSB for the year ended December 31, 1998.

       In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

2.     Inventories

       Inventories at April 4, 1999 and December 31, 1998 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Registrant changed to the FIFO from the LIFO (Last-in, first-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for that year. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1998.


                                 April 4, 1999           December 31, 1998
                                 -------------           -----------------

Raw materials                     $  504,011                $  403,504
Finished goods                     1,478,054                 1,365,015
                                  ----------                ----------
                                  $1,982,065                $1,768,519
                                  ==========                ==========

3.     Earnings

       As of December 31, 1997, the Registrant adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Registrant's reported earnings per share for 1996 and 1995 were restated. For April 4, 1999 diluted earnings per share is equal to basic earnings per share since the Registrant has recorded a loss from continuing operations.

4.     Other Relevant Events

       On September 15, 1997, the Registrant announced that it had entered into a letter of intent with London International Group, Ltd. ("LIG") with respect to LIG's intent to purchase an option to acquire substantially all of the assets of the Registrant and other related transactions. In the Letter of Intent, LIG agreed to pay $500,000 as consideration for an option to purchase substantially all of the Registrant's assets and assume certain stated liabilities, for a $6,821,708 cash purchase price, for a period of one year from the date of the definitive Option Agreement. On December 22, 1997, the Registrant entered into the Definitive Option Agreement with LIG, which, in addition to the transactions stated above, included a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. This Agreement was subject to approval of Phoenix Stockholders. On April 28, 1998, the Registrant's stockholders approved the Option Agreement with LIG. In conjunction with the approval, on April 29, 1998, the Registrant received the $500,000 Option Payment which was deferred until the Option expired on April 28, 1999. Second and third quarter 1998 expenses related to the Option Agreement were capitalized on the Balance Sheet as a current asset.

       On April 26, 1999, the Registrant signed a nonbinding letter of intent to extend for an additional nine months the option held by LIG to purchase substantially all of the assets and assume certain liabilities of the Registrant. The Registrant will receive $150,000 as payment for the extension of the option for an additional nine months from the date a definitive revised Option Agreement is signed by the parties. The option extension will permit the parties to continue the joint research and development efforts which began on April 28, 1998, the commencement date of LIG's initial one-year option.

       Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant will be reduced from $6,821,708 to $6,077,521 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG will continue to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG will continue to purchase nitrile gloves from the Registrant under a revised supply agreement.

       The parties hope to sign a definitive revised Option Agreement and other related documentation in the next few weeks. The revised Option Agreement will be subject to the approval of the transaction by the Registrant's stockholders.

       In addition, on March 30, 1998, NationsBank (now Bank of America) exercised its warrant to purchase 496,058 shares of the Registrant's Common Stock exercisable at a price of $0.03125 per share which was recorded as a reduction of the Registrant's note payable with NationsBank.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Operations

       On April 26, 1999, the Registrant signed a nonbinding letter of intent to extend for an additional nine months the option held by London International Group, Inc. ("LIG") to purchase substantially all of the assets and assume certain liabilities of the Registrant. The Registrant will receive $150,000 as payment for the extension of the option for an additional nine months from the date a definitive revised Option Agreement is signed by the parties. The option extension will permit the parties to continue the joint research and development efforts which began on April 28, 1998, the commencement date of LIG's initial one-year option.

       Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant will be reduced from $6,821,708 to $6,077,521 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG will continue to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG will continue to purchase nitrile gloves from the Registrant under a revised supply agreement.

       The parties hope to sign a definitive revised Option Agreement and other related documentation in the next few weeks. The revised Option Agreement will be subject to the approval of the transaction by the Registrant's stockholders.

       Net sales for the quarter ended April 4, 1999 were $3,449,000, a 2.2% decrease as compared with net sales of $3,526,000 for first quarter 1998. Twenty-five percent of the decrease in net sales was due to lower average selling prices and the balance was due to lower unit volume. January and February 1999 order receipt was extremely slow, reflecting the sluggish manufacturing sector which had not yet regained the momentum of the first half of 1998.

       The nitrile glove and latex glove portions of the Registrant's sales were up during first quarter 1999 as compared with first quarter 1998, but vinyl glove sales were slower for the 1999 first quarter. Latex glove sales, 27% of all glove sales during first quarter 1999, were up 8% compared with first quarter 1998. Nitrile glove sales, 11% of all glove sales during first quarter 1999, were up 24% compared with first quarter 1998. Vinyl glove sales, 61% of all glove sales during first quarter 1999, were down 9% compared with first quarter 1998. Vinyl glove sales however, began to improve in March and April 1999. Nitrile glove sales to LIG in the first quarter of 1999 amounted to $166,000, or

42% of total nitrile glove sales. Those sales to LIG under the Sale and Purchase of Goods Agreement between the Registrant and LIG, are priced at manufacturing cost plus ten percent and such sales are at net margins below the Registrant's average net margins.

       Cost of goods sold, as a percentage of net sales, was 85.8% in the first quarter of 1999 compared with 88.1% in the similar quarter of 1998. Somewhat lower raw material costs and lower energy costs contributed to the decrease in cost of goods sold in the current year quarter. Labor costs were approximately 2.5% higher in the 1999 quarter vs. a year ago, reflecting changes in hourly labor rates. Other related manufacturing costs were relatively unchanged from first quarter 1998.

       Selling and Administrative ("S&A") expenses were $437,000 or 12.7% of net sales in the first quarter of 1999 as compared with $415,000 or 11.8% of net sales in the first quarter of 1998. The slight increase is due, mostly to one time items, such as underbooked 1998 group insurance costs and bank charges, and is not indicative of any trend toward greater S&A spending as a percentage of sales. During first quarter 1997, when the Registrant started to move from commissioned manufacturers' representatives to a dedicated sales force, S&A expense was 14.7% of net sales.

       The Registrant had $52,000 of income from operations in the first quarter of 1999 as compared with $4,000 in the similar quarter of 1998. This increase was attributable to the reduced cost of goods sold offset partially by increased S&A expenses, discussed above. The Registrant experienced a net loss of $50,000 in the first quarter of 1999 versus a net loss of $145,000 in the similar quarter of 1998. The 1999 net loss, of $50,000 included miscellaneous, non-recurring income of $36,000 resulting from the settlement of a dispute between the Registrant and its previous group insurance provider. Interest expense was $138,000 in the first quarter of 1999, down from $150,000 in the year earlier similar quarter. The decrease was due to reduced bank debt and slightly lower interest rates.

       On March 8, 1999, the Registrant entered the third year of its contract with its hourly production employees. The Registrant's hourly production employees are represented by the Union of Needletraders, Industrial and Textile Workers (UNITE). Under the three year Agreement, labor rates increased $0.20/hour for the third contract year. The Registrant considers its present relationship with its employees to be good.

Liquidity and Capital Resources

       During the quarter ended April 4, 1999, the Registrant's operations provided $436,000 of cash compared with $373,000 of cash provided in the similar quarter of 1998. Capital expen-ditures used $3,000 of cash in the first quarter of 1999 versus $6,000 in the first quarter of 1998. In addition to the $3,000 of capital expenditures funded by the Registrant, $385,000 of capital expenditures were funded by LIG in the 1999 first quarter under the Loan and Security Agreement between LIG and the Registrant. Accounts payable and accrued expenses increased $123,000 in the first quarter of 1999 compared to an increase of $713,000 in the first quarter of 1998, a difference attributable to the slower pickup in sales during the current year's first quarter as compared with the first quarter of 1998. The sum of inventories, accounts receivable and prepayments decreased $318,000 in the first quarter of 1999 compared with an increase of $272,000 in the similar quarter of 1998. Inventories increased $214,000, or 12%, in the 1999 first quarter. The increase reflected an inventory build of latex gloves to support latex glove sales during April and early May while nitrile gloves are produced on the shared latex/nitrile glove production line. Part of the increase reflected a spot purchase of PVC resin purchased at a discount.

       At April 4, 1999, the Registrant's borrowing against its $3,750,000 line of credit was $3,070,000, down $407,000 from year end 1998. Total bank debt, at April 4, 1999, stood at $4,627,000 versus $5,069,000 at December 31, 1998, down
$442,000. The amount owing LIG under the Loan and Security Agreement between LIG and Phoenix was $557,000 at April 4, 1999.

       At April 4, 1999, the Registrant was not in compliance with several financial covenants in its credit agreements but the violations have been waived by the banks. The Registrant was not in compliance with the financial covenants related to working capital and the current ratio due to financial accounting rules changes relating to the classification of long-term debt where the debt contains a subjective acceleration clause and a lock box arrangement. The Registrant's revolving credit facility, which expires in June 1999, was reclassified in 1996 as current debt. In addition, the Registrant was not in compliance with the financial covenants related to net worth and the leverage ratio, and was not in compliance with the covenant that requires that all taxes be paid promptly as they come due.

       The Registrant is considering a Credit Facility Proposal from LaSalle Business Credit, Inc. ("LBCI"). The $6,000,000 LBCI proposed facility will provide adequate working capital to support operations, available capital for certain automation projects, and is at lower interest rates than the Registrant currently experiences. Additionally, the Registrant's current lender, CIT Group/Credit Finance ("CIT") has proposed an improved credit facility to replace the current CIT facility. The Registrant is evaluating its options.

       The Registrant has seen an improvement in glove order receipt for cleanroom (semiconductor and related products) applications since the end of February 1999. Management believes this improvement in order receipt will continue throughout 1999. In addition, the Company is planning to introduce nitrile examination gloves for the medical market early in the third quarter of 1999. Management is hopeful that improved order receipt, the introduction of new products, and cost savings from raw material price reductions, automation and production efficiencies will help provide additional cash to support operations.

Year 2000

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

       The terms of the principal transaction with LIG were approved by the Board of Directors of the Registrant, and the definitive Option Agreement was approved by the Registrant's stockholders on April 28, 1998. As contemplated by the Option Agreement, LIG paid to the Registrant $500,000 in cash as consideration for an option to buy all or substantially all of its assets and assume certain liabilities, at a cash purchase price of $6,821,708, exercisable for a period of up to one year. In addition, LIG has agreed to finance the acquisition of capital equipment and other capital improvements for the Registrant of up to $750,000 and to participate in the joint development of technology for the manufacture by the Registrant of new nitrile glove products. Finally, LIG entered into an agreement to purchase industrial gloves from the Registrant.

       On April 26, 1999, the Registrant signed a nonbinding letter of intent to extend for an additional nine months the option held by LIG to purchase substantially all of the assets and assume certain liabilities of the Registrant. The Registrant will receive $150,000 as payment for the extension of the option for an additional nine months from the date a definitive revised Option Agreement is signed by the parties. The option extension will permit the parties to continue the joint research and development efforts which began on April 28, 1998, the commencement date of LIG's initial one-year option.

       Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant will be reduced from $6,821,708 to $6,077,521 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG will continue to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG will continue to purchase nitrile gloves from the Registrant under a revised supply agreement.

       The parties hope to sign a definitive revised Option Agreement and other related documentation in the next few weeks. The revised Option Agreement will be subject to the approval of the transaction by the Registrant's stockholders.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 4, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHOENIX MEDICAL TECHNOLOGY, INC.


                                       BY: /s/ Edward W. Gallaher, Sr.
                                           --------------------------------
                                           Edward W. Gallaher, Sr.
                                           President and Treasurer


                                       BY: /s/ Delores P. Williams
                                           --------------------------------
                                           Delores P. Williams
                                           Controller



DATE: May 12, 1999
      ------------