Form 10QSB
period 1999-07-04
PHOENIX MEDICAL TECHNOLOGY INC
filed 1999-08-17
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]      Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 4, 1999, or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to ___________.

Commission File No. 0-13401


                        PHOENIX MEDICAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

          Delaware                                       31-092-9195
--------------------------------------------------------------------------------
 State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


 U.S. Hwy. 521 West, Andrews, South Carolina                      29510
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

           (843) 221-5100
-----------------------------------------------------------
 (Registrant's telephone number, including area code)


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


                            Yes   [X]      No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value               2,459,621
                                   -------------------------------
                                   (Outstanding at August 10, 1999)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                       JULY 4, 1999 AND DECEMBER 31, 1998

                                                               July 4               December 31
                                                                1999                   1998
                                                            ------------           ------------
                                                             (unaudited)                 *

                                     ASSETS
 Current Assets
    Cash                                                    $        834           $      8,916
    Receivables                                                2,105,274              2,009,866
    Inventories (Note 2)                                       1,911,105              1,768,519
    Prepaid expenses                                              64,323                176,995
                                                            ------------           ------------
      Total current assets                                     4,081,536              3,964,296
 Operating property, plant and equipment - at cost            12,259,645             11,903,470
 Less accumulated depreciation                                (8,657,747)            (8,530,237)
                                                            ------------           ------------
      Net operating property, plant and equipment              3,601,898              3,373,233
                                                            ------------           ------------
 Nonoperating equipment, net                                     686,111                584,102
 Other assets, net                                               309,178                326,727
                                                            ------------           ------------
      Total assets                                          $  8,678,723           $  8,248,358
                                                            ============           ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

 Current liabilities
    Accounts payable and accrued expenses                   $  2,074,743           $  1,656,428
    Revolving line of credit                                   2,005,893              3,064,105
    Deferred Option payment (Note 4)                                   0                508,054
    Current portion of long-term debt                            319,367                638,500
                                                            ------------           ------------
      Total current liabilities                                4,400,003              5,867,087
 Long-term debt                                                3,479,364              1,537,896
 Other liabilities                                               602,088                651,409
                                                            ------------           ------------
      Total liabilities                                        8,481,455              8,056,392
 Shareholders' investment
    Shares issued and outstanding:
    2,459,621 shares 7/4/99 and 12/31/98                         245,962                245,962
    Paid-in capital                                            8,425,582              8,425,582
    Deficit                                                   (8,474,276)            (8,479,578)
                                                            ------------           ------------
    Total shareholders' investment                               197,268                191,966
                                                            ------------           ------------
    Total liabilities and shareholders' investment
                                                            $  8,678,723           $  8,248,358
                                                            ============           ============

*Condensed from audited financial statements.

See accompanying notes to Unaudited Condensed Financial Statements.

                         PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                             July 4, 1999        June 28, 1998       July 4, 1999        June 28, 1998
-----------------------------------------------------------------------------------------------------------------------
Net sales                                     $ 3,744,905         $ 3,937,529         $ 7,193,541         $ 7,463,857

Operating expenses:
   Cost of goods sold                          (3,344,361)         (3,400,589)         (6,304,059)         (6,508,083)
   Selling and administrative expense            (383,188)           (455,433)           (820,393)           (843,169)
-----------------------------------------------------------------------------------------------------------------------
  Income from operations                           17,356              81,507              69,089             112,605
 Other expense and income:
  Interest expense, net                          (147,425)           (160,422)           (285,703)           (310,366)
  Miscellaneous income, net                           376               1,334              36,582               3,004
  Option Agreement income (Note 4)                508,054                 -0-             508,054                 -0-
  Option Agreement expense (Note 4)              (100,654)                -0-            (100,654)            (27,581)
  Loan processing fee expense (Note 5)           (222,066)                -0-            (222,066)                -0-
-----------------------------------------------------------------------------------------------------------------------
 Net income (loss)                            $    55,641         $   (77,581)        $     5,302         $  (222,338)
=======================================================================================================================
 Basic income (loss) per share                $      0.02         $     (0.03)        $       -0-         $     (0.10)
 Diluted income (loss) per share              $      0.02         $     (0.03)        $       -0-         $     (0.10)
=======================================================================================================================


See accompanying Notes to unaudited Condensed Financial Statements

                           PHOENIX MEDICAL TECHNOLOGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                        ----------------
                                                               July 4, 1999       June 28, 1998
                                                               ------------       -------------
Cash flows from operating activities:
   Net income                                                   $     5,302         $(222,338)
   Adjustments to reconcile net income to
      net cash (used in) provided by
      operating activities:
   Depreciation                                                     127,510           121,291
   Changes in assets and liabilities:
      Increase in accounts receivable, net                          (95,408)         (216,002)
      Increase in inventories                                      (142,586)         (511,065)
      Decrease in prepayments                                        12,018            15,406
      (Increase) decrease in other assets                          (204,517)           20,313
      Decrease in deferred financing costs                          222,066                -0-
      Decrease (increase) in deferred expenses                      100,654           (97,678)
      Increase in accounts payable and accrued
        liabilities                                                 368,994           515,717
      (Decrease) increase in deferred option
         payment                                                   (508,054)          508,054
                                                                -----------         ---------
 Net cash (used in) provided by operating
   activities                                                      (114,021)          133,698
                                                                -----------         ---------
 Cash flows from investing activities:
     Additions to property, plant and equipment, net                (23,774)          (53,210)
       LIG funded property, plant and equipment (Note 4)           (434,410)              -0-
                                                                -----------         ---------
 Net cash used in investing activities:                            (458,184)          (53,210)
 Cash flows from financing activities:
     Exercise of warrants                                               -0-            15,501
     (Decrease) increase in line of credit                       (1,058,212)           11,741
     Increase (decrease) in long term debt                        1,168,173          (145,145)
     Increase in LIG equipment debt (Note 4)                        454,162               -0-
                                                                -----------         ---------
 Net cash provided by (used in) financing activities                564,123          (117,903)
                                                                -----------         ---------
 Net decrease in cash                                                (8,082)          (37,415)
 Cash at beginning of period                                          8,916            38,236
                                                                -----------         ---------
 Cash at end of period                                          $       834         $     821
                                                                ===========         =========
 Cash paid during the period for interest                       $   304,674         $ 285,229
                                                                ===========         =========
 Cash paid during the period for deferred
   financing costs                                              $   229,750         $     -0-
 (Cash paid during the period for Option Agreement              $       -0-         $ 166,743
                                                                ===========         =========


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

2.       Inventories

         Inventories at July 4, 1999 and December 31, 1998 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Registrant changed to the FIFO from the LIFO (Last-in, first-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for that year. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1998.

                                   Jul 4, 1999          Dec 31, 1998
                                   -----------          ------------
         Raw materials             $   419,357          $   403,504
         Finished goods              1,491,748            1,365,015
                                   -----------          -----------
                                   $ 1,911,105          $ 1,768,519
                                   ===========          ===========

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

         Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant will be reduced from $6,821,708 to $6,071,708 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG will continue to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG will continue to purchase nitrile gloves from the Registrant under a revised supply agreement.

         The Second Option Agreement is subject to approval by the Registrant's stockholders. A special meeting of stockholders will be held on August 17, 1999 for the purpose of voting on the Second Option Agreement and related proposals.

         In addition, on March 30, 1998, NationsBank (now Bank of America) exercised its warrant to purchase 496,058 shares of the Registrant's Common Stock exercisable at a price of $0.03125 per share. This was recorded as a reduction of the Registrant's note payable with NationsBank.

5.       Debt

         On June 21, 1999, the Registrant and LaSalle Business Credit, Inc. ("LBCI") closed on a $6,000,000 credit facility which includes a $1,700,000 term loan on equipment, a $3,800,000 revolving loan on eligible inventories and eligible accounts receivable and a $500,000 capital expenditure loan. The LBCI credit facility has an interest rate of prime plus 1.75% for the term loan and capital expenditure loan and prime plus 1.5% for the revolving loan. The Registrant paid $230,000 in deferred loan costs during the second quarter of 1999 and was required to write off $222,000 of deferred loan costs from the prior CIT credit facility which were being amortized over the term of the loan.

         At July 4, 1999, the Registrant's borrowing against its $6,000,000 LBCI credit facility was $3,706,000, including $2,006,000 of borrowing against the LBCI $3,800,000 revolving loan.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

         On May 31, 1999, the Registrant and London International Group, Inc. ("LIG") executed a Second Option Agreement (the "Second Option Agreement") pursuant to which LIG will purchase from the Registrant, at an option purchase price of $150,000, an option, exercisable for a period of nine months, to purchase substantially all of the assets of the Registrant. The Second Option Agreement extends the option previously held by LIG which expired on April 28, 1999. On June 11, 1999, the Second Option Agreement was amended to allow the Registrant until September 15, 1999 to satisfy certain conditions to LIG's obligations under the Second Option Agreement, including obtaining stockholder approval.

         Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant will be reduced from $6,821,708 to $6,071,708 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG will continue to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG will continue to purchase nitrile gloves from the Registrant under a revised supply agreement and the parties will continue their joint research and development efforts under a revised research and development agreement.

         The Second Option Agreement is subject to approval by the Registrant's Stockholders. A special meeting of stockholders will be held on August 17, 1999 for the purpose of voting on the Second Option Agreement and other related proposals.

         Second quarter 1999 net sales were $3,745,000, down $193,000, or 4.9% as compared with the second quarter of 1998. However, net sales were up $296,000, or 8.6% as compared with the first quarter of 1999. Latex glove sales, which represent 20% of the Registrant's total glove sales, were down $348,000, 32%, as compared with the prior year second quarter. The decrease in latex glove sales was broad in nature but reflects substantially reduced sales to the US Government and related agencies. The Government is sourcing more non-natural rubber latex gloves, such as nitrile examination gloves and less natural rubber gloves. The Registrant expects to have FDA approval to market its nitrile examination glove to the medical market by early fourth quarter 1999. US Government agencies and their prime contractors purchased slightly more than one-third of the Registrant's natural rubber latex gloves in 1998, or $1.25 million. July 1999 orders

\


showed further erosion in natural rubber latex gloves, but July is historically a slow order month for all gloves. Vinyl glove sales, 60% of total glove sales during the second quarter of 1999, were approximately $2,245,000, down 8.6% from the prior year's similar quarter. The majority (74%) of the decline in vinyl glove sales can be attributed to decline on the low end commodity glove sector, where the Asian currency devaluation has the greatest effect on the Registrant's ability to compete price-wise. Vinyl glove sales for cleanroom use were off less than 4%, a decline mostly attributable to price erosion.

         Second quarter 1999 sales of nitrile gloves, 20% of total glove sales, were $749,000, almost double prior year similar quarter sales. Nitrile gloves manufactured for LIG represented 75% or $562,000 of total nitrile glove sales during the quarter. The Registrant first began the manufacture of nitrile gloves for LIG during the third quarter of 1998.

         Through the first six months of 1999, net sales were approximately $7,194,000, 3.6% less than for the similar six-month period of 1998. Latex glove sales in the current year six-month period were down 14.3%, vinyl glove sales were down 8.9% and nitrile glove sales were up 64.6% as compared with the first six months of 1998.

         While the manufacturing sector of the US economy has grown during the six months, from February through July 1999, purchasing agents continue to be under substantial pressure to reduce unit purchase costs. Until the Registrant is able to implement significant cost reduction through automation, it will not be able to grow market share based on superior quality and service, as it has in the past. Buyers demand price reductions and with Asian low price imports available in many product lines, US manufacturers are expected to offer price reductions. With its limited capital availability, the Registrant must move slowly with its capital-intensive automation projects. Some relief is expected by year end 1999 as the first units of automation equipment become operational.

         Selling and Administrative ("S&A") expenses continue to be carefully controlled and were $383,000 during the second quarter of 1999 and $820,000 during the first six months of 1999, 10.2% and 11.4% of sales respectively. S&A expenses were down $72,000 in the quarter and $23,000 for the 1999 half-year as compared with the similar prior year periods. Selling expense continues to be below prior year's expenditures and is just 2.9% of sales vs. 4.3% in the 1998 similar quarter. The savings results from direct selling versus the use of manufacturer's representative sales agencies.

         The Registrant had $17,000 of income from operations in the second quarter of 1999 versus $82,000 of income from operations in the prior year quarter. Income from operations was $69,000 for the six months of 1999 as compared with $113,000 for the prior year first six months. The decrease is attributable to a decline in the net sales and an increase in cost of goods sold. Cost of goods sold, as a percentage of net sales, was 89% in the second quarter of 1999 as compared with 86% in the second quarter of 1998. The Registrant has experienced raw material price increases during the second quarter of 1999 on the raw materials used in the manufacture of vinyl gloves. The strong US automotive business sector, strong home construction and the early stages of recovery in the Asian economy have shifted the supply/demand balance for vinyl materials. The increase in prices recently experienced was the first in more than eighteen months. The Registrant cannot pass the cost increases to its customers. Natural gas costs during May and June 1999 were the highest of the year and relief is not in sight. The increase in cost was 14% over the prior quarter's gas costs.

         The Registrant had net income of approximately $56,000 in the second quarter of 1999 as compared with a net loss of $78,000 in the prior year quarter. The 1999 second quarter results include $407,000 of income ($508,000 deferred income less $101,000 deferred expenses) resulting from the expiration, on April 28, 1999, of the LIG Option Agreement, $222,000 of expense related to replacing the CIT Group/Credit Finance ("CIT") credit facility with a credit facility from LaSalle Business Credit, Inc. ("LBCI") and $147,000 of interest expense. The prior year quarter included $160,000 of interest expense and $1,000 of miscellaneous income. The Registrant had $5,000 of net income in the first half of the current year as compared with a net loss of $222,000 in the prior year similar period. Current year first six months results include $407,000 of income resulting from the expiration of the LIG Option Agreement, $222,000 of expense related to refinancing, $37,000 of miscellaneous income and interest expense of $286,000. The prior year first six months results included $3,000 of miscellaneous income, $28,000 of expense related to the LIG Option Agreement which was not deferred, and $310,000 of interest expense. In addition to the $129,000 of expenses related to the LIG Option Agreement as discussed above, $93,000 was expensed in 1997, for a total of $222,000 of expenses related to the LIG Option. Income from the LIG Option Agreement was the $500,000 payment plus $8,000 of interest earned thereon while the option payment was in escrow and unavailable to the Registrant.

Liquidity and Capital Resources

         During the second quarter of 1999, the Registrant's operations used $550,000 of cash compared with $239,000 of cash used in the prior year second quarter. Capital expenditures were

$71,000, of which $47,000 was funded by LIG under the Loan and Security Agreement between LIG and the Registrant. Accounts payable and accrued expenses increased $270,000 in the 1999 quarter as compared with a $197,000 decrease in the second quarter of 1998. The sum of inventories, accounts receivable and prepayments increased $544,000 as compared with a $439,000 increase in the similar quarter a year ago. The significant increase in accounts receivable during the current year quarter was the result of an eight million glove nitrile glove run produced for and shipped to LIG near the end of the quarter.

         Through two quarters of 1999, the Registrant's operations have used $114,000 of cash as compared with $134,000 of cash provided by operations through the similar two quarters of 1998.

         At July 4, 1999, the Registrant's borrowing against its $6,000,000 LBCI credit facility was $3,706,000, including $2,006,000 of borrowing against the LBCI $3,800,000 revolving loan. Total bank debt at July 4, 1999 was $5,178,000 versus $5,069,000 at December 31, 1998.

         At July 4, 1999, the Registrant was not in compliance with several financial covenants in its credit agreements with Carolina First Bank but the violations have been waived by the bank. Due to financial accounting rules changes relating to the classification of long-term debt where the debt contains a subjective acceleration clause and a lock box arrangement, the Registrant was not in compliance with the Carolina First Bank financial covenants related to working capital and the current ratio. The Registrant's revolving loan is classified as current debt. In addition, the Registrant was not in compliance with the financial covenants related to net worth and the leverage ratio.

         On June 21, 1999, the Registrant and LBCI closed on a $6,000,000 credit facility which includes a $1,700,000 term loan on equipment, a $3,800,000 revolving loan on eligible inventories and eligible accounts receivable and a $500,000 capital expenditure loan. The LBCI credit facility is at lower interest rates than the prior CIT facility. The Registrant paid $230,000 in deferred loan costs during the second quarter of 1999 and was required to write off $222,000 of deferred loan costs from the prior CIT credit facility which were being amortized over the term of the loan.

         Management believes the LBCI credit facility and the anticipated $150,000 Second Option Payment will provide adequate working capital to support continuing operations. Management is hopeful that order receipt will improve during the final four months of 1999 and that its planned introduction of nitrile examination gloves for the medical market is successful.

YEAR 2000

         The Registrant has assessed the impact of the Year 2000 on its reporting systems and operations. The Registrant presently believes that, with limited modifications to existing software, the Year 2000 will not pose significant operational or financial reporting problems for the Registrant's computer systems as so modified. These modifications are expected to be completed before September 30, 1999. In addition, the Registrant's systems do not interface with outside entities except for EDI, which the Registrant has been assured is Year 2000 compatible. Therefore the Registrant believes the Year 2000 issue is not material with respect to its reporting systems and operations.

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

                         PHOENIX MEDICAL TECHNOLOGY, INC

ITEMS 1, 2, 3, AND 4 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 5. OTHER INFORMATION.

         On June 11, 1999, the Registrant and LIG signed an amendment to the Second Option Agreement which extended the deadline for the fulfillment of certain conditions to the obligations of LIG, including the Registrant obtaining stockholder approval for the transaction. The Special Meeting of Stockholders will be held on August 17, 1999 and the Registrant expects to receive the $150,000 Second Option Payment out of escrow shortly after such meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. The Registrant filed one report on Form 8-K during the quarterly period ended July 4, 1999. This report was dated May 31, 1999 and was filed to report the execution of the Second Option Agreement on that date.

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

                           PHOENIX MEDICAL TECHNOLOGY, INC.

                           BY: /s/ EDWARD W. GALLAHER, SR.
                               ---------------------------
                               EDWARD W. GALLAHER, SR.
                               PRESIDENT AND TREASURER





                           BY: /s/ DELORES P. WILLIAMS
                               ---------------------------
                               DELORES P. WILLIAMS
                               CONTROLLER





 DATE: AUGUST 13, 1999
       ---------------