Form 10QSB
period 1999-10-03
PHOENIX MEDICAL TECHNOLOGY INC
filed 1999-11-17
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from      to        .

Commission File No. 0-13401


                    PHOENIX MEDICAL TECHNOLOGY, INC.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

              Delaware                                 31-092-9195
- ---------------------------------------------       -------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                     Identification No.)


U.S. Hwy. 521 West, Andrews, South Carolina                29510
- --------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

                                  (843) 221-5100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

               Yes      [ X ]                No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value              2,459,621
                                    ---------------------------------
                                    (outstanding at October 27, 1999)

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                      OCTOBER 3, 1999 AND DECEMBER 31, 1998


                                                           October 3         December 31
                                                             1999                1998
                                                           ---------         -----------
                                                          (unaudited)            *
                                       ASSETS
Current Assets
      Cash                                                $        750       $      8,916
      Receivables                                            1,876,483          2,009,866
      Inventories (Note 2)                                   1,785,835          1,768,519
      Prepaid expenses                                         124,545            176,995
                                                          ------------       ------------
         Total current assets                                3,787,613          3,964,296

Operating property, plant and equipment - at cost           12,337,005         11,903,470
Less accumulated depreciation                               (8,721,158)        (8,530,237)
                                                          ------------       ------------

         Net operating property, plant and equipment         3,615,847          3,373,233
                                                          ------------       ------------
Nonoperating equipment, net                                    836,421            584,102
Other assets, net                                              314,256            326,727
                                                          ------------       ------------
           Total assets                                   $  8,554,137       $  8,248,358
                                                          ============       ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
      Accounts payable and accrued expenses               $  2,141,712       $  1,656,428
      Revolving line of credit                               2,088,057          3,064,105
      Deferred Option payment (Note 4)                         151,308            508,054
      Current portion of long-term debt                        321,142            638,500
                                                          ------------       ------------

          Total current liabilities                          4,702,219          5,867,087

Long-term debt                                               3,505,571          1,537,896
Other liabilities                                              570,661            651,409
                                                          ------------       ------------
           Total liabilities                                 8,778,451          8,056,392

Shareholders' investment
      Shares issued and outstanding:
      2,459,621 shares 10/3/99 and 12/31/98                    245,962            245,962
      Paid-in capital                                        8,425,582          8,425,582
      Deficit                                               (8,895,858)        (8,479,578)
                                                          ------------       ------------

      Total shareholders' investment                          (224,314)           191,966
                                                          ------------       ------------

      Total liabilities and shareholders' investment      $  8,554,137       $  8,248,358
                                                          ============       ============


*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                            Oct 3, 1999    Oct 4, 199            Oct 3, 1999     Oct 4, 1998
                                            -----------    -----------           ------------    ------------
Net sales                                   $ 3,161,138    $ 3,870,006           $ 10,354,679    $ 11,333,863
Operating expenses:
     Cost of goods sold                      (3,065,637)    (3,601,473)            (9,369,696)    (10,109,556)
     Selling and administrative expense        (380,205)      (438,381)            (1,200,598)     (1,281,550)
                                            -----------    -----------           ------------    ------------

     Loss from operations                      (284,704)      (169,848)              (215,615)        (57,243)
Other expense and income:
     Interest expense, net                     (141,757)      (150,387)              (427,460)       (460,753)
     Miscellaneous income, net                    4,879            368                 41,461           3,372
     Option Agreement income                         --             --                508,054              --
     Option Agreement expense                        --             --               (100,654)        (27,581)
     Loan processing fee expense (Note 5)            --             --               (222,066)             --
                                            -----------    -----------           ------------    ------------
Net loss                                    $  (421,582)   $  (319,867)          $   (416,280)   $   (542,205)
                                            ===========    ===========           ============    ============

     Basic loss per share                   $     (0.17)   $     (0.13)          $      (0.17)   $      (0.24)
     Diluted loss per share                 $     (0.17)   $     (0.13)          $      (0.17)   $      (0.24)
                                            ===========    ===========           ============    ============

See accompanying Notes to unaudited Condensed Financial Statements

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                              Oct 3, 1999    Oct 4, 1998
                                                                              -----------    -----------
Cash flows from operating activities:
  Net Loss                                                                    $  (416,280)   $(542,205)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation                                                                    190,921      201,195

  Changes in assets and liabilities:
      Decrease in accounts receivable, net                                        133,383      109,198
      (Increase) decrease in inventories                                          (17,316)      69,446
      (Increase) decrease in prepayments                                          (48,204)       5,156
      (Increase) decrease in other assets                                        (209,595)      42,188
      Decrease in loan processing fees (Note 5)                                   222,066           --
      Decrease (increase) in deferred expenses (Note 4)                           100,654      (99,502)
      Increase in accounts payable
         and accrued liabilities                                                  404,536      149,417
       (Decrease) increase in deferred Option
           Payment (Note 4)                                                      (356,746)     508,054
                                                                              -----------    ---------
Net cash provided by operating activities                                           3,419      442,947
                                                                              -----------    ---------
Cash flows from investing activities:
      Additions to property, plant and equipment, net                            (115,164)     (63,511)
      LIG funded property, plant and equipment                                   (570,689)     (56,068)
                                                                              -----------    ---------
Net cash used in investing activities:                                           (685,853)    (119,579)

Cash flows from financing activities:
      Exercise of warrant                                                              --       15,501
      Decrease in line of credit                                                 (976,048)    (201,943)
      Increase (decrease) in long term debt                                     1,083,954     (226,412)
      Increase in LIG equipment debt                                              566,362       52,000
                                                                              -----------    ---------
Net cash provided by (used in) financing activities                               674,268     (360,854)
                                                                              -----------    ---------
Net decrease in cash                                                               (8,166)     (37,486)
Cash at beginning of period                                                         8,916       38,236
                                                                              -----------    ---------
Cash at end of period                                                         $       750    $     750
                                                                              ===========    =========
Cash paid during the period for interest                                      $   466,330    $ 433,368
                                                                              ===========    =========
Cash paid during the period for deferred financing
              costs                                                           $   248,254    $      --
                                                                              ===========    =========
Cash paid during the period for Option
              Agreement expense (net of $50,000 received from LIG)            $    17,390    $ 168,567
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

2.       Inventories

         Inventories at October 3, 1999 and December 31, 1998 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method. The Registrant changed to the FIFO from the LIFO (Last-in, first-out) method of inventory accounting in the fourth quarter of 1996. This change has been applied by retroactively restating the accompanying financial statements for that year. The accounting change is further discussed in the Form 10-KSB for the year ending December 31, 1998.

                              Oct 3, 1999            Dec 31, 1998
                              ------------           ------------
Raw materials                 $    487,188           $    403,504
Finished goods                   1,298,647              1,365,015
                              ------------           ------------
                              $  1,785,835           $  1,768,519
                              ============           ============

3.       Earnings



         As of December 31, 1997, the Registrant adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Registrant's reported earnings per share for 1996 and 1995 were restated.

4.       Other Relevant Events

         On September 15, 1997, the Registrant announced that it had entered into a letter of intent with London International Group, Ltd. ("LIG") with respect to LIG's intent to purchase an option to acquire substantially all of the assets of the Registrant and other related transactions. In the Letter of Intent, LIG agreed to pay $500,000 as consideration for an option to purchase substantially all of the Registrant's assets and assume certain stated liabilities, for a $6,821,708 cash purchase price, for a period of one year from the date of the definitive Option Agreement. On December 22, 1997, the Registrant entered into the Definitive Option Agreement with LIG, which in addition to the transactions stated above, included a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. This Agreement was subject to approval of Phoenix Stockholders. On April 28, 1998, the Registrant's stockholders approved the Option Agreement with LIG. In conjunction with the approval, on April 29, 1998, the Registrant received the $500,000 Option Payment which was deferred until the Option expired on April 28, 1999. Second and third quarter 1998 expenses related to the Option Agreement were capitalized on the Balance Sheet as a current asset.

         On April 26, 1999, the Registrant signed a nonbinding letter of intent to extend for an additional nine months the option held by LIG to purchase substantially all of the assets and assume certain liabilities of the Registrant. The Registrant received $150,000 as payment for the extension of the option for an additional nine months from the date a definitive revised Option Agreement is signed by the parties. The option extension will permit the parties to continue the joint research and development efforts which began on April 28, 1998, the commencement date of LIG's initial one-year option.

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

         The Second option Agreement and related proposals were approved by the Registrant's stockholders at a special meeting of stockholders held on August 17, 1999. Pursuant to the Second Option Agreement, LIG's option will expire on May 18, 2000.

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

         At October 3, 1999, the Registrant's borrowing against its $6,000,000 LBCI credit facility was $3,727,000, including $2,088,000 of borrowing against the LBCI $3,800,000 revolving loan.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On May 31, 1999, the Registrant and London International Group, Inc. ("LIG") executed a Second option Agreement (the "Second Option Agreement") pursuant to which LIG purchased from the Registrant, at an option purchase price of $150,000, an option, exercisable for a period of nine months, to purchase substantially all of the assets of the Registrant. The Second Option Agreement extends the option previously held by LIG which expired on April 28, 1999. On June 11, 1999, the Second Option Agreement was amended to allow the Registrant until September 15, 1999 to satisfy certain conditions to LIG's obligations under the Second Option Agreement, including obtaining stockholder approval. The Second Option Agreement was approved by the stockholders at a special meeting of stockholders held on August 17, 1999. Pursuant to the Second Option Agreement, LIG's option will expire on May 18, 2000, and the Registrant is unable to predict the likelihood of LIG exercising the option.

         Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant is reduced from $6,821,708 to $6,071,708 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG will continue to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG will continue to purchase nitrile gloves from the Registrant under a revised supply agreement and the parties will continue their joint research and development efforts under a revised research and development agreement.

OPERATIONS

         Third quarter 1999 net sales were approximately $3,161,000, 18.3% less than net sales in the similar quarter of 1998. Net sales for the first nine months of 1999 were approximately $10,355,000, 8.6% less than net sales in the first nine months of 1998. A 46.8% decline in net sales of natural rubber latex gloves, from $862,000 in the third quarter of 1998 to $459,000 in the current year quarter, accounted for the greatest portion of the sales decline. Certain US Government agencies which purchase gloves from the Registrant have recently advised the Registrant of their decision to substantially decrease or eliminate the purchase of natural rubber gloves. In addition, the Registrant, along with other glove manufacturers, has been named in litigation involving alleged injuries sustained in connection with natural rubber latex related allergies. The Registrant believes that the sale of natural rubber latex gloves will continue to be depressed, even though October sales of such gloves was up 11% versus third quarter 1999 average monthly sales. Through three quarters of

1999, natural rubber latex glove sales were 24% less than in the similar period of 1998.

         Nitrile synthetic latex glove sales were approximately $563,000 in the 1999 third quarter, 30.1% below sales of $806,000 in the prior year similar quarter. Unit volume was down 20.2% and average selling prices were down 13.1% compared with third quarter 1998. As nitrile latex gloves replace natural rubber latex glove usage, Asian manufacturers are converting natural rubber latex glove capacity to manufacture nitrile gloves and can offer low selling prices, frequently below US manufacturing cost. For the first nine months of 1999, net sales of nitrile latex gloves were approximately $1,703,000, 13.7% greater than in the similar 1998 period.

         The Registrant's sales of nitrile gloves to LIG in third quarter 1999 were approximately $349,000, or 61.9% of total nitrile glove sales, as compared with $410,000 or 50.3% of total nitrile glove sales during third quarter 1998. For the first nine months of 1999, the Registrant's sales of nitrile gloves to LIG were approximately $1,077,000, or 63.2% of total nitrile glove sales, as compared with $410,000, or 27.0% during the first nine months of 1998. As a percentage of total net sales, nitrile glove sales to LIG were approximately 11.0% for third quarter 1999 and 10.4% for the first nine months of 1999.

         Vinyl glove sales during the 1999 third quarter were approximately $2,127,000, 3.5% less than sales of $2,203,000 during the similar quarter of 1998. The decrease resulted from an erosion of 4.9% in price which offset an increase of 3.7% in unit volume sold. The Registrant is hopeful that recent improvement in the semiconductor chip industry business climate will reduce somewhat the cost reduction demands which chip manufacturers have placed on their suppliers.

         The third quarter unit volume increase in vinyl glove sales helped soften the unit volume decline experienced in the first nine months of 1999 as compared with the first nine months of 1998. For the first nine months of 1999, net sales of vinyl gloves were approximately $6,485,000, 7.2%, less than one year ago. For the first nine months of 1999, unit volume for vinyl gloves was down 4.4% and the average selling price was 2.0% below that of the 1998 nine month period. Vinyl glove orders continued strong in October and the Registrant enters November with a substantial, but serviceable, backlog of vinyl glove orders.

         Selling and Administrative ("S&A") expenses for the third quarter of 1999 were approximately $380,000, or 12% of net sales, as compared with $438,000 or 11.3% in third quarter 1998. For the first nine months of 1999, S&A expense was $1,201,000 or 11.6% of net sales versus $1,282,000 and 11.3% of net sales for the similar nine months of 1998. Selling expense was less than 3.1% of net sales in the first nine months of 1999 and less than 3% in the latest quarter, as savings continue to accrue from direct selling versus the use of manufacturer's representatives.

         The Registrant had a loss of approximately $285,000 from operations in the third quarter of 1999 versus a loss of approximately $170,000 in the prior year quarter. The loss from operations for the first three quarters of 1999 was approximately $216,000 versus a $57,000 loss in the similar period one year ago.

         A net loss of $422,000 was experienced by the Registrant in the third quarter of 1999 as compared to a net loss of $320,000 in the prior year period. The third quarter's net sales of approximately $3,161,000 was more than 12% below previous the average of the first two quarters of 1999 and 18% below the third quarter of 1998. Overhead absorption and gross margin were both adversely impacted by the unexpected decline in sales. The loss of almost one-half the Registrant's natural rubber latex glove sales, which occurred unexpectedly and suddenly, generated a substantial earnings loss before overhead spending could be reduced in line with the loss of overhead absorption. Steps were taken during August 1999 to realign staffing and operating schedules. Loss from operations in September 1999 was $59,000, less than one-third the average loss experienced in each of the prior two months. Efforts continue to improve operating efficiencies and maintain strict cost control. In the first nine months of 1999, the Registrant incurred a net loss of approximately $416,000 as compared to a net loss of $542,000 in the first nine months of 1998. In 1999, $407,000 of income, net of expenses, was recorded in April at the expiration of the initial LIG Option and $222,000 of loan processing fees were recorded in June. Both of these items are reflected in the 1999 net loss.

Liquidity and Capital Resources

         During the third quarter of 1999, the Registrant's operations provided approximately $117,000 of cash compared with $309,000 of cash provided by operations during the similar quarter of 1998. Capital expenditures for the third quarter of 1999 were $228,000, of which $136,000 was funded by LIG under the Loan and Security Agreement between LIG and the Registrant. Since third quarter 1999 end, LIG has funded an additional $12,000 of capital expenditures. Accounts payable and accrued expenses increased $36,000 in the third quarter 1999 as compared with a decrease of $366,000 in the similar quarter of 1998. The sum of inventories, accounts receivable and prepayments decreased $294,000 in third quarter 1999 as compared with a decrease of $895,000 in the third quarter of 1998.

         Through three quarters of 1999, operations have provided approximately $3,000 of cash versus $443,000 of cash provided by operations in the similar period of 1998. The 1999 results include approximately $152,000 of cash from the LIG Second Option payment and the 1998 results include approximately $508,000 of cash from the LIG Option payment.

         At October 3, 1999, the Registrant's borrowing against its $6,000,000 LBCI credit facility was approximately $3,727,000, including $2,088,000 of borrowing against the LBCI $3,800,000 revolving loan. Total bank debt at October 3, 1999 was $5,176,000 versus $5,069,000 at December 31, 1998. The Registrant was not in compliance with several financial covenants in its credit agreements with LBCI but pursuant to the Second Modification Agreement, dated as of November 15, 1999 between the Registrant and LBCI, the Registrant is now in full compliance with those covenants.

         At October 31 1999, the Registrant was not in compliance with several financial covenants in its credit agreements with Carolina First Bank but the violations have been waived by the bank. Due to financial accounting rules changes relating to the classification of long-term debt where the debt contains a subjective acceleration clause and a lock box arrangement, the Registrant was not in compliance with the Carolina First Bank financial covenants related to working capital and the current ratio. The Registrant's revolving loan with LBCI is classified as current debt. In addition, the Registrant was not in compliance with the Carolina First financial covenants related to net worth and the leverage ratio.

         Management believes the LBCI credit facility will, along with cash from operations, provide adequate working capital to support continuing operations. The corrective actions taken by Management late in August 1999 substantially curtailed the use of cash from operations and further cash savings are expected in the fourth quarter. Management anticipates that fourth quarter 1999 sales, even with the holidays of November and December, will be steady and that sales may increase in both the first and second quarters of 2000. Contributing to this positive outlook is the fact that the Registrant's major market segment, the semiconductor industry, is projecting 21% growth in year 2000 as compared with 1999. As further discussed below under the heading "Cautionary Statement as to Forward-Looking Information," the preceding statements as to the Registrant's outlook for future sales and working capital needs are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and actual results may differ from such outlook based on numerous factors.

Year 2000

         The Registrant has assessed the impact of the Year 2000 on its reporting systems and operations. The Registrant presently believes that, with limited modifications to existing software, the Year 2000 will not pose significant operational or financial reporting problems for the Registrant's computer systems as so modified. These modifications are currently undergoing testing which is expected to be completed before November 22, 1999. In addition, the Registrant's systems do not interface with outside entities except for EDI, which the Registrant has been assured is Year 2000 compatible. Therefore the Registrant believes the Year 2000 issue is not material with respect to its reporting systems and operations.

             CAUTIONARY STATEMENT AS TO FORWARD-LOOKING INFORMATION


         Statements contained in this report as to the Registrant's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Registrant, and statements of the Registrant's plans and objectives for the future are "forward-looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements include without limitation: general economic conditions in the Registrant's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and other areas of the world where the Registrant markets its products; any loss of the services of the Registrant's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new interests in the business; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Registrant's business; the failure to obtain any required governmental approvals; casualty to, or disruption of the Registrant's production facilities and equipment; delays or disruptions in the shipment of the Registrant's products and raw materials; disruption of operations due to strikes or other unrests; and other factors that generally affect the business of manufacturing companies with international operations.

                          PART 11 - OTHER INFORMATION

                        PHOENIX MEDICAL TECHNOLOGY, INC.

ITEMS 2, 3, AND 5 ARE INAPPLICABLE AND ARE OMITTED.

Item 1.  Legal Proceedings

         In addition to other latex-related allergy litigation previously reported by the Registrant in its Form 10-KSB for the year ended 12/31/98, the Registrant was named as a defendant in the lawsuit styled Catherine Collins-Clarke v. Becton Dickinson & Company, No. 98 L 015009, filed in the Circuit Court of Cook County, Illinois on August 13, 1999. In this case, the plaintiff alleges that she has suffered injury as a result of an allergic reaction to latex gloves. The plaintiff seeks damages for her injuries and has named as defendants over 40 distributors and manufacturers of latex gloves. The Registrant, through its insurance carriers, is vigorously contesting this and other lawsuits alleging latex-related injuries. At this time, the Registrant believes there is no direct evidence that the plaintiff in the Collins-Clarke case either used or was ever exposed to latex-containing products produced, sold or supplied by Registrant in such amount and with such frequency and duration so as to cause or contribute to the alleged injuries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 17, 1999, a Special Meeting of Stockholders was held for the purpose of voting on three proposals: (1) a proposal to approve the Second Option Agreement, dated as of May 31, 1999 and as amended by a First Amendment to Second Option Agreement dated as of June 11, 1999, and the transactions contemplated thereby between the Registrant and London International Group, Inc. ("LIG"); a proposal to amend the Certificate of Incorporation of the Registrant to change the Registrant's name to PMT Inc. and (3) a proposal to approve the Registrant's Plan of Dissolution and Liquidation.

         Voting was as follows (2,459,621 shares eligible to vote):

               For               Against         Abstain       Broker Non-votes

1.       Approval of Second Option Agreement

              1,535,990           77,880          3,890             17,230

2.       Amendment of Certificate of Incorporation (Change of Name to PMT Inc.)

              1,577,162           53,058          4,690                  0

3.       Approval of Plan of Dissolution and Liquidation

              1,521,315           91,350          5,015             17,230

Item     6. Exhibits and Reports on Form 8-K.

a. Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Exhibits and Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarterly period ended October 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOENIX MEDICAL TECHNOLOGY, INC.

                                    BY:/s/ Edward W. Gallaher, Sr.
                                       ----------------------------------------
                                           Edward W. Gallaher, Sr.
                                           President and Treasurer



                                    BY:/s/ Delores P. Williams
                                       ----------------------------------------
                                           Delores P. Williams
                                            Controller



DATE:  November 12, 1999
     -------------------