Form 10KSB40
period 1999-12-31
PHOENIX MEDICAL TECHNOLOGY INC
filed 2000-03-29
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                           Commission File No. 0-13401


                        PHOENIX MEDICAL TECHNOLOGY, INC.
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)


               Delaware                                31-092-9195
     -------------------------                      --------------------
     (State or other jurisdic-                      (I.R.S. Employer
       tion of incorporation                        Identification No.)
         or organization)

          181 Route 521 West,
          P.O. Box 346
          Andrews, South Carolina                              29510
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


         (843) 221-5100
--------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

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

                     Yes     [ X ]                No [   ]


Trading in the Registrant's Common Stock has been very limited since 1991. The Registrant's Commom Stock has been listed sporadically in the National Quotation Bureau's "Pink Sheets" and, since November 17, 1998, has been quoted on the OTC Bulletin Board. Based on a per share price of $.4375, the average of bid and ask prices of the Common Stock on March 18, 2000, the aggregate market value of shares of the Common Stock held by non-affiliates was $776,184.

The Registrant's revenues for the fiscal year ended December 31, 1999 were $13,138,306.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of issued and outstanding shares of the issuer's no par value Common Stock, its only outstanding class of Common Stock, as of March 15, 2000 was 2,459,621.

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

         During 1999 five of the Registrant's six glovemaking machines operated. Not all five machines operated continually, but four machines generally operated 24 hours per day on a five-day a week basis. The Registrant's vinyl and latex/nitrile glove manufacturing machines operated at approximately 70% and 67% of their five-day capacity, respectively, in 1999.

         The Registrant markets its products primarily to medical and industrial supply companies. These supply companies frequently resell the Registrant's products under their private labels. The Registrant has focused on serving these supply companies as an independent product source and generally does not make direct sales to end users.

         On December 22, 1997, the Registrant entered into an Option Agreement with London International Group, Inc. ("LIG"), pursuant to which LIG purchased, at an option purchase price of $500,000, an option to purchase substantially all of the Registrant's assets and assume certain stated liabilities for a cash purchase price of $6,821,708, subject to adjustments as defined in the agreement. This option expired on April 28, 1999. In addition, the Registrant and LIG entered into a Loan and Security Agreement, a Research and Development Agreement and a Supply Agreement. The Option Agreement and release of the option purchase price to the Registrant were approved by the Registrant's stockholders at a Special Meeting of Stockholders held on April 28, 1998. In conjunction with the approval, on April 29, 1998, the Registrant's received the $500,000 Option Payment which was deferred until the Option expired on April 28, 1999.

          The Research and Development Agreement and Loan Agreement together provided for a $750,000 term loan facility for the Registrant to use for joint research and development activities. None of the costs of these research and development efforts have been borne directly by the Registrant's customers.

          On May 31, 1999, the Registrant signed a Second Option Agreement to extend for an additional nine months the option held by LIG to purchase substantially all of the assets and assume certain liabilities of the Registrant. The Registrant received $150,000 as payment for the extension of the Option. The option extension permits the parties to continue the joint research and development efforts which began on April 28, 1998, the commencement date of LIG's initial one-year option.

          Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant was reduced from $6,821,708 to $6,071,708 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG continues to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG continues to purchase nitrile gloves from the Registrant under a revised supply agreement.

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

MEDICAL MARKET

          Initially the Registrant sold only vinyl gloves to the medical market, but began selling latex gloves also in 1989. Because of changes in the market, the Registrant elected to discontinue vinyl gloves sales to the medical market in March 1993. In 1999, 42% of the Registrant's latex glove sales were to the medical market. None of the Registrant's nitrile glove sales were to the medical market. The Registrant currently has an application before the FDA for approval of its 510(k) premarket notification to sell its nitrile gloves into the medical market.

         In the medical market, the Registrant sells its products to agencies of the Federal Government under a Federal Supply Schedule contract, to medical supply companies, and to industrial supply companies which also distribute medical examination gloves. The Registrant serves its distributors as an independent product source without making direct sales to their customers. The Registrant's major competitors generally sell their products directly to end users.

NON-MEDICAL MARKET

         The non-medical glove market is comprised of industries in which clean, protective handcovers are important for employee health and safety or to protect the integrity of the manufacturing process. For example, the Registrant sells its vinyl, latex and nitrile gloves to distributors that supply beauty and barber shops, safety supply companies, food processors, photo finishing businesses, janitorial supply companies and the electronics and computer assembly and service industries.

         Since 1983, the Registrant has been increasing its marketing efforts in the sale of vinyl gloves to the non-medical market, which is more fragmented and somewhat less price competitive than the medical market and presents opportunities for more favorable margins. The Registrant's ability to compete in the non-medical market is enhanced by its willingness to provide products under private labels for independent distributors, to develop custom products and packaging to meet requirements of distributors and their customers, and to fill orders on a prompt basis.

DESCRIPTION OF PRODUCTS

         Vinyl, nitrile and latex gloves are single use protective handcovers which are generally worn once and discarded. They are ambidextrous (the same glove fits either hand). The gloves range in size from small to extra-large and are manufactured in different lengths and thickness to meet user needs.

         The gloves are used in applications in which hand-contour, tactile sensitivity, flexibility, strength and a reduction of the risk of contamination and disease transfer are important. The Registrant's vinyl, nitrile and latex glove lines include lightly powdered and powder-free gloves.

         The Registrant has pending an application to the Food and Drug Administration ("FDA") for approval to market a new line of antimicrobial vinyl gloves which incorporate the antimicrobial substance MicrOban(R) into the glove. The FDA approval is necessary to enable the Registrant to market these antimicrobal gloves to the food industry. The Registrant has an exclusive license in the United States and Canada for the use of MicrOban(R) in its gloves.

The Registrant's application has been pending since December 1991 and is still active. The Registrant filed requested substantiating technical data with the FDA during March of 1996. Additional technical data was filed with the FDA in November 1996. The FDA and Environmental Protection Agency ("EPA") in 1998 determined that the EPA has final determination over food additive petitions. During late September 1999, final determination was transferred back to the FDA. The Registrant and its counsel have met with the FDA in a effort to avoid further delays in the approval process, but cannot speculate as to when or if such approval will be received.

         For many applications either nitrile, latex or vinyl gloves may be used. Latex and nitrile gloves stretch and are deemed more appropriate for use with small instruments or other applications where a tight fit is important. Nitrile gloves are more resistant to certain chemicals than either latex or vinyl gloves. Vinyl gloves are appropriate in applications where maximum retention of the user's feel is important and a snug fit is not important. Latex gloves have historically been more expensive than vinyl gloves. However, during 1990, latex glove prices declined substantially to the point where latex glove prices were less than or equal to vinyl glove prices. This price relationship continued through 1999. Nitrile gloves are more expensive than either vinyl or latex gloves.

         The Registrant offers its gloves in a variety of packaging depending upon the intended end use. Gloves are sold in dispenser packs, resealable bags and heat sealed pouches. Dispenser packs contain up to 100 gloves and are similar to facial tissue boxes. Dispenser packs for medical uses are generally sold to medical supply companies which market them under private labels. Dispenser packs which are not resold under a customer's private label are marketed under the Registrant's name when sold for medical uses, and under the tradenames Sup-pli Line, ColorLine or ToughLine when sold for non-medical uses.

         Vinyl gloves accounted for 65.3%, 59.3% and 59.8% of the Registrant's total sales in 1999, 1998 and 1997, respectively. Latex gloves accounted for 20.0% 23.2% and 35.4% of the Registrants total sales in 1999, 1998 and 1997, respectively. Nitrile gloves accounted for 14.5% and 17.3% of the Registrant's total sales in 1999 and 1998 respectively. In 1997, their introductory year, nitrile gloves accounted for 3.4% of total sales.

MANUFACTURING OPERATIONS

         Vinyl gloves are manufactured on long, integrated, continuous process machines on which hand-shaped molds are dipped into liquid vinyl, then cured under controlled heat and finally stripped from the molds. Vinyl glove manufacturing requires control in the formulation of liquid vinyl as well as in the dipping, molding and curing of the gloves at specified temperatures.

         The Registrant currently has five vinyl glove machines with a total capacity to produce 1,100,000 gloves per day. Only four of these machines operated in 1999. During 1999, the vinyl glove machines operated at 70% of capacity. Since 1989, because of an oversupply of vinyl gloves, the Registrant has manufactured gloves on a five-day a week schedule with frequent periods of time when one or more of the Registrant's machines was not operating. One of the Registrant's vinyl glove machines will require upfitting at a cost of more than $200,000 to make it operational. The Registrant has no immediate plans to incur the capital expenditures necessary to upfit this machine.

         Latex and nitrile glove manufacturing is similar to that of vinyl gloves. The primary difference between the two processes is that latex and nitrile gloves go through a multiple dip process while vinyl gloves go through a single dip process. The Registrant's latex glove machine has a total capacity of 1,400,000 gloves per week. During 1999 the latex/nitrile glove machine operated at approximately 67% of its five-day a week capacity.

         The Registrant places great emphasis upon controlling the quality of its products. Quality control procedures include the testing of statistical samples of products every 30 minutes to assure conformance to certain specifications.

         The Registrant believes that its manufacturing equipment generally incorporates state-of-the-art process technology, but is not automated.

MARKETING AND DISTRIBUTION

         The Registrant conducts its sales and marketing activities using a combination of direct sales representatives and manufacturer's representatives. Both groups report to and take direction from a director of sales. The Registrant's export sales, which accounted for approximately 17% of total sales in 1999, are the responsibility of the Registrant's Director of Sales with the assistance of the Registrant's President. Industrial, safety and laboratory supply distributors are the Registrant's major customers.

         The major portion of the Registrant's products are shipped within 30 days after being ordered; the remainder of its orders are placed from three to nine months in advance of the requested delivery date. Advance orders are not considered firm until the customer issues a release for shipment, so backlog is not necessarily indicative of the Registrant's level of business activity. The Registrant's backlog at the end of 1999, 1998 and 1997 was $244,000, $220,000 and $304,000 respectively. The 1999 backlog reflects a 5 day service level, the norm for the industry. The backlog figures are based on firm orders to be filled over the subsequent four weeks.

MAJOR CUSTOMERS

         The Registrant's five largest customers, including LIG, accounted for approximately 35.7% of sales in 1999. No customer, other than LIG, individually accounted for 10% or more of sales in 1999.

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

COMPETITION

         The principal manufacturer of vinyl gloves sold in the United States is MAXXIM. Other major United States manufacturers of vinyl gloves include The Oak Rubber Company and the Registrant. The leading manufacturers of latex examination gloves include Tillotson Corporation and Safeskin Corporation. The leading United States manufacturers of nitrile unsupported disposable gloves are Tillotson Corp. and Ansell-Edmont Industrial, Inc. The Registrant's competitors are generally larger and have greater financial resources that the Registrant.

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

LICENSES AND TRADEMARKS

         The Registrant has license agreements with Microban Products Company for the use of Microban(R) and Microban(R) Extended Polymer Film in single use gloves. These agreements give the Registrant an exclusive license in the United States and Canada for the use of such materials in single use gloves and a non-exclusive license for the sale of such gloves in the rest of the world. The licenses are contingent on the Registrant making purchases from or payments to Microban Products Company of up to $3,000 per month, once the Registrant has received FDA approval to market the products. FDA approval to market gloves with MicrOban(R) has been applied for but not yet granted. The licenses were renewed in October 1999 and are renewable for additional two-year periods at the Registrant's option. The licenses may be terminated by the Registrant on 120 days notice.

PATENTS. The Registrant has three U.S. Patents for its antimicrobial vinyl, polyethylene and polyurethane gloves (Patents 5,725,867, 5,993,839, and 5,906,823), and is registering its patents in certain foreign countries.

EMPLOYEES

         As of December 31, 1999, the Registrant employed 228 persons, of whom 191 were hourly employees engaged in production, 28 were engaged in supervision, technical and clerical functions and 9 were executive or administrative. one employee is part time; all other employees are full time.

         The Registrant's hourly production employees are represented by the Union of Needletraders, Industrial and Textile Employees ("UNITE"). In March 1997 the Registrant entered into a new agreement with UNITE which has been extended from March 2000 to June 2000. The Registrant considers its present relationship with its employees to be good.

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

          During a Phase II environmental audit of the Registrant's properties in 1993, an area of approximately 750 to 1,000 square feet was identified as contaminated by a petroleum product. Corrective action is currently in process. Recent testing by Integrated Science and Technology ("ISC"), an EPA-approved contractor, concluded that the impacted ground water is not migrating and no potentially completed exposure pathways exist at this time. As a result, ISC has indicated to the Registrant that the exposure does not pose a threat to human health or the environment and recommends the site be closed. Quarterly testing will be continued through the year 2000 at an estimated annual cost of $10,700.

ITEM 2.              DESCRIPTION OF PROPERTY

         The Registrant's executive offices, manufacturing operations and warehouse are housed in an approximately 150,000 square foot building owned by the Registrant and located on a 96 acre site one mile west of Andrews, South Carolina. At December 31, 1999 such properties were subject to a mortgage with a principal balance of $1,426,143. The building was constructed in phases from 1978 through 1988 specifically for use by the Registrant. In 1988, the Registrant approximately doubled the size of its manufacturing and warehouse space. The Registrant's main plant is constructed of brick and metal siding and is designed for expansion without interruption to production. The Registrant believes the building is adequately covered by insurance. The Federal tax basis for the buildings is $527,020. For Federal income tax purposes, the Registrant takes depreciation on the building using the straight line method and an assumed useful life of 39 years.

         The Registrant's vinyl and latex/nitrile glove manufacturing facilities operated at approximately 70% and 67% respectively of its twenty-four hour, five-day a week capacity in 1999 versus 63% and 80% respectively in 1998.

ITEM 3.              LEGAL PROCEEDINGS

         The Registrant has been named in litigation and notified of potential litigation involving alleged injuries sustained in connection with latex-related allergies. The Registrant has been named as a defendant in a lawsuit styled Thomas D. Mazer, M.D. v. Baxter Healthcare Corp., et al., Docket No. 97-6879, filed in the United States District Court for the District of Minnesota on September 12, 1997. In addition, the Registrant was named as a defendant in Clark v. Safeskin Corporation, et al., a lawsuit filed in the U.S. District Court for the Northern District of Georgia, Rome Division, File No. 4:96-CV-0308-HLM, on August 19, 1998. Plaintiffs in these law suits allege that they have suffered injury as a result of an allergic reaction to protein found in latex gloves. The Plaintiffs seek damages for their injuries and have named as defendants a number of distributors and manufacturers of latex gloves, including the Registrant. These lawsuits have been assigned to a multi-district panel which is currently hearing both cases in the United states District court for the Eastern District of Pennsylvania under Docket No. MDL-1148. Also, the Registrant was named as a defendant in a latex-related allergy case styled Mackell v. Baxter Healthcare Corp.,, et al., filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. On August 13, 1999, the Registrant was named in a latex-related allergy case styled Collins-Clarke v. Becton Dickinson & Co., et al. filed in the Circuit Court of Cook County, Illinois, Docket No. 98 L015009. On August 19, 1999 the Registrant was named defendant in a latex-related personal injury and wrongful death, product liability and medical negligence case styled Brinson v. Baxter International, Inc. et al., filed in the Superior Court of California, Santa Clara County, File No. CV784020. On September 20, 1999, the Company was named as a defendant in a latex-related allergy case styled D'Avonzo V. Johnson & Johnson Medical et al. through a third amended complaint. This case which bears Docket No. 98 L 4192 is pending in Cook County, Illinois. The Company has also been named as a defendant in a latex-allergy case styled Lynch v. Tillotson Healthcare Corp, et al. filed in Superior Court in Sullivan County New Hampshire on October 19, 1999.

         At this time the Registrant is unable to make any evaluation of the likelihood of an unfavorable potential loss, or to estimate the range of any potential loss, since discovery in the suits is ongoing.

         Management of the Registrant intends to vigorously contest the lawsuits referenced in the above claims and any other suits alleging latex-related allergy injuries, or indemnity and/or contribution claims derived from such alleged injuries, which may be brought against it. At this time, the Registrant believes there is no direct evidence that any of the plaintiffs either used or were ever exposed to latex-containing products produced, sold or supplied by Registrant in such amount and with such frequency and duration so as to cause or contribute to the alleged injuries. St. Paul Companies and CIGNA, the Registrant's insurance carriers, are presently providing a defense for the Registrant in each of these matters.

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

                                     PART II

 ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

         Trading in the Registrant's Common Stock has been very limited since 1991. The Registrant's Common Stock has been listed sporadically in the National Quotation Bureau's "Pink Sheets" and, since November 17, 1998, has been quoted on the OTC Bulletin Board. High and low closing bid prices, as reported on the OTC Bulletin Board, for each quarter since November 17, 1998 were as follows:

                                          High                Low
                                          ----                ---
         4th Quarter 1998                $1.50               $0.50
         lst Quarter 1999                $0.75               $0.38
         2nd Quarter 1999                $0.63               $0.13
         3rd Quarter 1999                $0.50               $0.16
         4th Quarter 1999                $0.44               $0.19

         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         High and low bid information for the Registrant's Common Stock is not available for periods prior to November 17, 1998.

         The Registrant has not paid cash dividends. Because of the Registrant's financial condition, the Registrant does not expect to pay dividends in the foreseeable future.

         As of March 15, 2000, there were 748 shareholders of record.

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

         Under the terms of the revised option, the purchase price to be paid by LIG for the assets of the Registrant is reduced from $6,821,708 to $6,071,708 (subject to certain adjustments), in addition to the assumption by LIG of certain liabilities of the Registrant. This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG will continue to provide the Registrant with a $750,000 credit facility to finance capital expenditures and capital improvements related to the research and development. In addition, LIG will continue to purchase nitrile gloves from the Registrant under a revised supply agreement and the parties will continue their joint research and development efforts related to the autostripping technology under a revised research and development agreement.

         Since the effective date of the Second Option Agreement, the Registrant has further developed the autostripping of powdered and powder-free vinyl gloves to include conveying, laying flat and counting gloves. The single unit installed is in the qualification stage of development prior to reproduction. In conjunction with LIG, the Registrant has successfully produced 100% nitrile gloves to complement the line of nitrile/neoprene gloves which were produced and sold prior to the Second Option Agreement. Representatives of LIG and the Registrant have met on several occasions, both for operational demonstrations at the Registrant's plant and for strategic management discussions. While the Registrant believes that the joint research and development efforts have been successful thus far, there can be no assurances that LIG will exercise its option to purchase the assets of the Registrant.

OPERATIONS

         Sales for 1999 were $13,138,000, 14.6% less than sales in 1998. In 1999, 17% of total sales, or $2,233,000 were made to or through LIG, as compared with 11.3%, or $1,734,000 during 1998. Of the total sales to LIG in 1999, $771,000 or 34.5%, were sales to the Registrant's European customers other than LIG, which sales were made through LIG Europe in accordance with a Distributorship Agreement between LIG and the Registrant. Sales to LIG in 1999 were 15.7% below similar sales in 1998. Sales to LIG in 1999 included $1,106,000 of nitrile gloves under the Research and Development and Supply Agreements between LIG and the Registrant. Sales pursuant to these agreements in 1998 were $1,345,000, 17.8% greater than in 1999. Natural rubber latex glove sales in 1999 were $2,626,000, 20% of total sales, compared with $3,570,000, 23.2% of total sales in 1998. Of the $944,000 decline in latex glove sales in 1999, seventy percent of the decline came during the second half of 1999, after certain U.S. Government agencies made the decision to substantially decrease or eliminate the use of natural rubber latex gloves. The Registrant, along with other glove manufacturers, has been named in litigation involving alleged injuries sustained in connection with natural rubber latex allergies. Although there was a 5.4% increase in 4th quarter 1999 sales of natural rubber latex gloves compared with 3rd quarter 1999 sales, the Registrant projects a 25% decline in sales of natural rubber latex gloves during 2000 as compared with sales in the full year 1999. vinyl glove sales were $8,578,000 in 1999, 65.3% of all glove sales, and 6% less than vinyl glove sales in 1998. Nitrile glove sales, 14.5% of total glove sales, were $1,904,000 in 1999 as compared with $2,659,000 in 1998, a decrease of 28.4% in 1999. Of the decrease, $240,000 or
31.8% was due to lower purchases by LIG under the Research and Development and Supply Agreements. The balance of the decrease was lost commercial sales, which, the Registrant believes, is due to lower cost off-shore manufactured products which are gaining market share over U.S. manufacturers.

         Cost of goods sold, as a percentage of net sales, was 89.3% in 1999 versus 88.6% in 1998. Raw material costs, which had declined somewhat during 1998 and 1997, increased substantially during the second half of 1999. These cost increases have continued during January and February of 2000. Natural gas costs also escalated during the latter half of 1999 and have shown no signs of abatement during the early months of 2000. Other related manufacturing costs have remained substantially unchanged from 1998 costs.

         Selling and Administrative ("S&A") expenses decreased $153,000 or 8.8% in 1999 as compared to 1998. As a percentage of total sales, S&A expense was 12% in 1999 as compared with 11% in 1998. Selling expense was $409,000 in 1999, down from $575,000 in 1998. The reduction resulted mainly from lower sales commissions to independent manufacturers' representatives as a greater portion of total sales were by the registrant's employee sales force. Administrative expense was $1,173,000 in 1999 and $1,159,000 in 1998. There were no remarkable changes in any administrative expense category.

         In 1999, the Registrant incurred a net loss of $516,000 as compared with a net loss of $608,000 for 1998. The 1999 results include $222,000 of loan processing charges related to refinancing the Registrant's bank credit facility, expenses of $101,000 related to the LIG Second Option Agreement and income of $508,000 from the first LIG Option Agreement which expired in 1999. The 1998 results included $28,000 of expenses related to the LIG Option Agreement. Excluding extraordinary gains and losses, the Registrant experienced losses of $701,000 in 1999 and $580,000 in 1998. During 1999, loss from operations was $178,875, as compared with income from operations of $21,394 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the year 1999, the Registrant's operations provided $256,000 of cash compared with $19,000 of cash provided by operations in the year 1998. Necessary capital expenditures used $122,000 of cash during 1999, as compared with $64,000 used in 1998. In addition, $571,000 of capital expenditures were made and funded under the Loan and Security Agreement between the Registrant and LIG. The sum of inventories, accounts receivable and prepayments decreased by $707,000 in 1999, compared with an increase of $215,000 in 1998. Receivables at year end 1999 were 10.5% of net sales and at year end 1998 were 13.1% of net sales. Accounts payable, accrued expenses and other liabilities increased by $73,000 in 1999, compared with an increase of $102,000 in 1998. Trade accounts payable were 4.6% of net sales at year end 1999 versus 5.2% at year end 1998.

         At December 31, 1999, the Registrant's borrowing against its $6,000,000 credit facility with LaSalle Business Credit ("LCBI") was $3,493,657, including $1,895,072 against the $3,800,000 LBCI revolving loan. Total bank debt at December 31, 1999 was $4,919,800 compared with $5,068,502 at year end 1998.

         At December 31, 1999, the Registrant was not in compliance with several financial covenants in its credit agreements with Carolina First Bank but the violations have been waived by the bank. Due to financial accounting rules changes relating to the classification of long-term debt where the debt contains a subjective acceleration clause and a lock box arrangement, the Registrant was not in compliance with the Carolina First Bank financial covenants related to working capital and the current ratio and the report of Arthur Andersen LLP on the financial statements for the year end December 31, 1999 contains explanatory language which raises doubt about the Registrant's ability to continue as a going concern, the financial covenants require an unqualified accountant's report. The Registrant's revolving loan with LBCI is classified as current debt. In addition, the Registrant was not in compliance with the Carolina First financial covenants related to net worth and the leverage ratio.

         Management believes the LBCI credit facility will, along with cash from operations, provide adequate working capital to support continuing operations. The corrective actions taken by management late in August 1999 substantially curtailed the use of cash from operations and further cash savings were effected in the fourth quarter. Management anticipates that sales may increase in both the first and second quarters of 2000. Contributing to this positive outlook is the fact that the Registrant's major market segment, the semiconductor industry, is projecting 21% growth in year 2000 as compared with 1999. As further discussed below under the heading "Cautionary Statement as to Forward-Looking Information," the preceding statements as to the Registrant's outlook for future sales and working capital needs are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and actual results may differ from such outlook based on numerous factors.

YEAR 2000

         During 1998 and 1999, and the Registrant evaluated, tested and monitored its computer systems for Year 2000 compliance. The Registrant made limited modifications to existing software during this period. To date, the Year 2000 issue has posed no significant operational or financial reporting problems for the Registrant's computer systems as so modified.

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

                                                                ARTHUR ANDERSEN


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Phoenix Medical Technology, Inc.:

We have audited the accompanying balance sheets of Phoenix Medical Technology, Inc., (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' (deficit) investment and cash flows for each of the three years in the period ended December 31,1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Medical Technology, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced significant losses from operations in the prior three fiscal years and those losses have continued subsequent to the year ended December 31, 1999. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 5. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule 11 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           /s/ Arthur Andersen LLP

Columbia, South Carolina
    March 17, 2000

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
Phoenix Medical Technology, Inc.


DECEMBER 31,                                                                             1999                  1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash .......................................................................         $       750           $     8,916
 Accounts receivable (net of allowance for doubtful
  accounts of $20,000 in 1999 and 1998) ......................................          1,374,950             2,009,866
 Inventories (Note 2) .......................................................           1,682,685             1,768,519
 Prepayments and other (Note 13) ............................................             123,186               176,995
-----------------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS .......................................................         3,181,571             3,964,296
-----------------------------------------------------------------------------------------------------------------------
OPERATING PROPERTY, PLANT AND EQUIPMENT:
 Land .......................................................................             175,000               175,000
 Buildings and improvements .................................................           4,565,149             4,565,149
 Machinery and equipment ....................................................           7,503,735             7,068,347
 Construction in progress ...................................................              29,618                94,974
-----------------------------------------------------------------------------------------------------------------------
                                                                                       12,273,502            11,903,470
 Less-accumulated depreciation ..............................................          (8,780,038)           (8,530,237)
-----------------------------------------------------------------------------------------------------------------------
   Net operating property, plant and equipment ................................         3,493,464             3,373,233
-----------------------------------------------------------------------------------------------------------------------
NONOPERATING EQUIPMENT, NET (NOTE 3) .......................................              902,851               584,102
OTHER ASSETS ...............................................................              299,631               326,727
-----------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS ...............................................................       $ 7,877,517           $ 8,248,358
=======================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
 Revolving line of credit (Note 7) ..........................................         $ 1,895,072           $ 3,064,105
 Accounts payable and accrued expenses (Note 6) .............................           1,895,309             1,656,428
 Current portion of long term debt (Note 7) .................................             543,671               638,500
 Deferred option payment (Note 13) ..........................................             151,308               508,054
-----------------------------------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES ..................................................         4,485,360             5,867,087
-----------------------------------------------------------------------------------------------------------------------
LONG TERM DEBT (Note 7) ....................................................            3,231,045             1,537,896
OTHER LIABILITIES (Note 6 and 13) ..........................................              485,107               651,409
-----------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES ..........................................................       $ 8,201,512             8,056,392
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' (DEFICIT) INVESTMENT:
 Common stock - stated value $.10; shares authorized,
  5,000,000 in 1999 and 1998; shares issued and
  outstanding, 2,459,621 in 1999 and 1998 ....................................            245,962               245,962
 Paid-in capital ............................................................           8,425,582             8,425,582
 Deficit ....................................................................          (8,995,539)           (8,479,578)
-----------------------------------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' (DEFICIT) INVESTMENT ...................................          (323,995)              191,966
-----------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS, INVESTMENT .............................       $ 7,877,517           $ 8,248,358
=======================================================================================================================

The accompanying notes to financial statements are an integral part of these balance sheets.

STATEMENTS OF OPERATIONS
Phoenix Medical Technology, Inc.


FOR THE YEARS ENDED DECEMBER 31,                               1999                1998                 1997
----------------------------------------------------------------------------------------------------------------
Net Sales ........................................        $ 13,138,306         $ 15,387,115         $ 13,836,522
----------------------------------------------------------------------------------------------------------------
Operating expenses:
 Cost of goods sold ..............................         (11,736,007)         (13,631,947)         (12,743,556)
 Selling and administrative expenses .............          (1,581,174)          (1,733,774)          (1,689,556)
----------------------------------------------------------------------------------------------------------------
 Total operating expenses ........................         (13,317,181)         (15,365,721)         (14,433,112)
----------------------------------------------------------------------------------------------------------------
(Loss) income from operations ....................            (178,875)              21,394             (596,590)
Other income (expense):
 Interest income .................................              44,892                3,513               39,771
 Interest expense ................................            (567,312)            (604,849)            (567,379)
 Option Agreement income (Note 13) ...............             508,054                  -0-                  -0-
 Option Agreement expense (Note 13) ..............            (100,654)             (27,581)             (93,247)
 Loan processing fee expense .....................            (222,066)                 -0-                  -0-
----------------------------------------------------------------------------------------------------------------
Net loss .........................................        $   (515,961)        $   (607,523)        $ (1,217,445)
================================================================================================================
Basic loss per common share ......................        $      (0.21)        $      (0.26)        $      (0.62)
Diluted loss per common share ....................        $      (0.21)        $      (0.26)        $      (0.62)
================================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF 1 (DEFICIT) INVESTMENT
Phoenix Medical Technology, Inc.

For the years ended December 31, 1999, 1998 and 1997

                                      COMMON STOCK
                                ------------------------                                                              TOTAL
                                                              PAID-IN                         RETAINED            SHAREHOLDERS'
                                  SHARES        AMOUNT        CAPITAL          WARRANT         DEFICIT         (DEFICIT) INVESTMENT
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      1,963,563    $196,356       $7,224,503      $ 1,235,184      $(7,872,055)         $ 783,988
     Net Loss ..............          -0-         -0-              -0-              -0-         (607,523)          (607,523)
     Exercise of Warrants...      496,058      49,606        1,201,079       (1,235,184)             -0-             15,501
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      2,459,621    $245,962       $8,425,582              -0-      $(8,479,578)         $ 191,966
     Net Loss ..............          -0-         -0-              -0-              -0-      $  (515,961)          (515,961)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      2,459,621    $245,962       $8,425,582              -0-      $(8,995,539)         $(323,995)
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
Phoenix Medical Technology, Inc.

FOR THE YEARS ENDED DECEMBER 31,                                            1999             1998            1997
---------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
  Net loss .....................................................      $  (515,961)      $  (607,523)      $(1,217,445)
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization ................................          323,109           350,303           450,655
 Loss on nonoperating equipment ................................              -0-               -0-           138,757
 Deferral of Option Agreement, net (Note 13) ...................         (289,164)          407,400                -0
 Decrease in loan processing fees (Note 2) .....................          222,066               -0-                -0
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable, net ..............          634,916          (187,344)            3,877
  Decrease (increase) in inventories ...........................           85,834            10,986          (223,387)
 (Increase) decrease in prepayments and other ..................          (13,773)          (38,618)           38,937
 Increase in other assets ......................................         (263,646)          (18,750)          (15,000)

 Increase in accounts payable, accrued expenses,
  and other liabilities ........................................           72,579           102,160           164,016
---------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities ......          255,960            18,614          (659,590)
---------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
 Purchases of property, plant and equipment, net ...............         (693,413)         (243,565)         (125,893)
---------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities ...................         (693,413)         (243,565)         (125,893)
---------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
 (Repayments on) borrowings under
  revolving loan agreement, net ................................       (1,169,033)          292,336         1,032,465
 Borrowings on (reductions of) long term debt ..................        1,020,332          (268,705)         (262,907)

 Increase in LIG equipment debt ................................          577,988           172,000               -0-
---------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities .................          429,287           195,631           769,558
---------------------------------------------------------------------------------------------------------------------
 Net decrease in cash ..........................................           (8,166)          (29,320)          (15,925)
 Cash at beginning of year .....................................            8,916            38,236            54,161
---------------------------------------------------------------------------------------------------------------------
 Cash at end of year ...........................................              750       $     8,916       $    38,236
=====================================================================================================================
 Supplemental disclosures of cash flow information and
  non-cash items:
 Cash paid during the year for interest ........................      $   586,507       $   588,116       $   555,044
 Cash paid during the year for reorganization items:
          Unsecured creditors ..................................              703               703             2,810
          Deferred property taxes ..............................          116,846            59,819            28,630
      Cash paid during the year for Option Agreement ...........           39,726           169,719             1,763
      Exercise of warrants - reduction of debt (Note 7) ........              -0-            15,501               -0-
=====================================================================================================================

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Phoenix Medical Technology, Inc.
December 31, 1999, 1998, and 1997

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out ("FIFO") method of inventory accounting. Inventory costs include materials, direct labor and factory overhead. Inventories consist of the following:

                                                                December 31,
                                                      --------------------------------
                                                         1999                  1998
                                                      --------------------------------

          Raw materials and supplies .....            $  370,678            $  403,504
          Finished goods .................             1,312,007             1,365,015
                                                      ----------            ----------
                                                      $1,682,685            $1,768,519
                                                      ==========            ==========

         Property, Plant and Equipment - All property, plant and equipment are stated at cost. Interest capitalized during construction periods is included in plant and equipment and depreciated over the life of the asset. No interest was capitalized during 1999, 1998 or 1997. Plant and equipment are depreciated using the straight-line method over the following estimated useful lives:


          Buildings and improvements ................     20-33 years
          Machinery and equipment ...................       3-9 years

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

         Fair Values of Balance Sheet Financial Instruments - The carrying amount reported in the accompanying Balance Sheets for cash, accrued expenses and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value because the underlying instruments are variable rate notes that reprice frequently. The fair values of long-term other liabilities are estimated by discounting future cash flows using borrowing rates currently available to the Company for unsecured obligations with similar terms and maturities. At December 31, 1999, the estimated fair value of the Company's long-term other liabilities approximates $535,000.

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

         Adoption of SFAS No. 128 - In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. In 1998 and 1999, diluted earnings per share is equal to basic earnings per share since the Company has recorded a loss from continuing operations for both years.

         Adoption of SFAS No. 131 - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosures about products and services, geographic areas, and major customers. The Company considers its current products to comprise one reportable segment.

         Adoption of SFAS No. 133 and 137 - In 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement was originally scheduled to become effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133." SFAS No. 137 deferred the effective date of FASB No. 133 until after June 15, 2000. The adoption of the statement is not expected to have a significant effect on the Company's financial condition or results of operations.

NOTE 3 - NONOPERATING EQUIPMENT

         The Company accounts for their long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of."

         At December 31, 1999, nonoperating equipment consisted of a vinyl auto-glove stripper machine with a net book value of approximately $903,000. During fiscal 1999, using proceeds from the capital expenditure term loan from LIG (See Note 7) and the Company's own funds, the Company invested approximately $319,000 in the auto-glove stripper in an effort to make it fully operational. To be fully operational and income producing, this machine will require an additional $570,000 investment.

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

         As of December 31, 1999, the following obligations are outstanding related to the Company's bankruptcy proceedings:

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

         Deferred Compensation - Post-petition deferred compensation owed to two officers of the Company in the amount of $170,000 (see Note 6) was to be paid in cash over a 48 month period beginning in the thirteenth month after confirmation of the Plan. The debt refinancing discussed at Note 7 modified the terms of repayment. Under separate agreements with NationsBank and The CIT Group/Credit Finance (CIT), the two officers have agreed to waive their right to receive payment of all or any portion of their deferred compensation of $170,000 until such time as all obligations of the Company to NationsBank and CIT have been repaid. As of December 31, 1999, both of the agreements with NationsBank and CIT have been repaid, therefore a portion of the deferred compensation has been reclassified to current liabilities.

         Pre- and Post-Petition Property Taxes - The payment terms for pre- and post-petition property taxes were modified in conjunction with the debt refinancing discussed at Note 7. The agreement between the Company and Williamsburg County, South Carolina requires interest payments at the rate of 7% on the unpaid balance and 84 monthly principal payments beginning April 1, 1997. At December 31, 1998, the Company was delinquent on 6 monthly payments to Williamsburg County, totaling approximately $55,000, including principal and interest. As of December 31, 1999, the Company has paid the delinquent amount and is current through year-end.

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

         The Company has continued to incur substantial operating losses that raise substantial doubt about its ability to continue as a going concern. As such, the Company's ability to realize its assets in the ordinary course of business is dependent upon many factors, the most significant of which is the exercise by LIG of the Second Option to buy the Company by the Option date, May 18, 2000. The Company continues to work with LIG under the joint Research and Development Agreement and cooperate with LIG under the terms of the Second Option Agreement.

         Other significant factors include:

- Management's strategic plan should LIG choose not to exercise their option.

- The Company's ability to compete effectively in the non-medical vinyl and nitrile glove markets

- Successful marketing of the Company's patented antimicrobial vinyl gloves.

- Successful defense of any litigation resulting from alleged injuries arising from latex-related allergies (see Note 14)

- Maintaining compliance with loan covenants (or obtaining sufficient waivers for any loan covenant violations)

Management's plans to address the above matters include:

- Continuing to fulfill the expectations outlined by LIG as necessary to encourage LIG to exercise the Second Option by May 18, 2000.

- Securing additional funding with more favorable terms and interest rates.

-        Successful introduction of the medical nitrile glove in fiscal 2000.

- Additional capital investment to complete full automation of auto-glove stripper for powder-free vinyl gloves.

- Continuing efforts to increase sales of the Company's existing non-medical vinyl glove products through the conversion of major semiconductor chip manufacturers from competitors to the Company

- Introduction of the antimicrobial vinyl glove product for food handling in Europe and cleanroom applications elsewhere.

- Continuing to develop the medical nitrile glove with R&D assistance provided by LIG

- Vigorously defending any litigation resulting from alleged injuries arising from latex-related allergies

- Monitoring compliance with existing loan covenants and obtaining sufficient waivers for any loan covenant violations

NOTE 6 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

         Accounts payable, accrued expenses and other liabilities consisted of the following at December 31, 1999 and 1998:

                                                                                                        December 31,
                                                                                            ---------------------------------
                                                                                                1999                   1998
                                                                                            ---------------------------------
Accounts payable ............................................................               $  602,970             $  798,630
Accrued compensation and
  payroll taxes .............................................................                  250,597                288,803
Accrued property taxes ......................................................                  189,303                233,727
Deferred compensation, current ..............................................                   63,750                    -0-
Other current liabilities ...................................................                  788,689                335,268
                                                                                            ----------             ----------
Total accounts payable and
  accrued expenses ..........................................................               $1,895,309             $1,656,428
                                                                                            ==========             ==========
Accounts payable, long term .................................................                   27,904                 27,904
Accrued property taxes ......................................................                  320,953                405,931
Deferred compensation,
  long term .................................................................                  106,250                170,000
Other long term liabilities .................................................                   30,000                 47,574
                                                                                            ----------             ----------
  Total other liabilities ...................................................               $  485,107             $  651,409
                                                                                            ==========             ==========

NOTE 7 - DEBT

         On March 29, 1995, the Company completed a refinancing of the NationsBank debt by replacing such debt with debt facilities provided by Carolina First Bank and The CIT Group/Credit Finance. The Company used the net proceeds of the Carolina First loan and the initial funding of the CIT facility to settle its indebtedness with NationsBank. Pursuant to such settlement, the Company also issued a note recorded in the amount of $248,959 to NationsBank and a warrant to purchase up to 496,058 shares of the Company's Common Stock exercisable at a price of $0.03125 per share. The warrants were exercisable within two to ten years from March 27, 1995, the date of the loan agreement, and were valued at $1,235,184. The Company reported in the 1995 Statement of Operations, a gain on debt discharge of $4,618,842 related to the debt forgiven. On March 30, 1998, NationsBank exercised its warrant to purchase 496,058 shares of the Registrant's Common Stock exercisable at a price of $0.03125 per share which was recorded as a reduction of the Company's note payable with NationsBank. The remainder of this note payable, $72,679, was paid in full during 1999.

         In June, 1999, the Company negotiated a $6,000,000 credit facility with LaSalle Business Credit, Inc., which includes a term loan for equipment of $1,700,000, a $3,800,000 revolving loan on eligible inventories and accounts receivable and a $500,000 capital expenditure loan which expires in 2006. The credit facility bears an interest rate of prime plus 2.0% (10.5% at December 31, 1999) and an interest rate of prime plus 2.25% for the term loan and capital expenditure loan (10.75% at December 31, 1999). This credit also contains a $250,000 Letter of Credit facility.

          Summarized below is the Company's debt at December 31, 1999 and 1998 and the terms of the debt. Substantially all assets are pledged as collateral against the loans.



                                                                                                        December 31,
                                                                                               ---------------------------------
                                                                                                   1999                1998
                                                                                               ----------           ------------
Revolving loan payable to bank, interest
          accrues at prime plus 2.0% (10.5%
          at December 31, 1999) with scheduled maturity in 2000,
          secured by certain assets of the Company .......................................      1,895,072                    -0-

Term loan payable to bank, due in 84 scheduled monthly installments of
          $20,238 plus interest at prime plus 2.25% (10.75% at December 31, 1999)
          with scheduled maturity in 2006, secured by certain
          assets of the Company ..........................................................      1,598,585                    -0-

Term loan payable to bank, due in scheduled monthly installments of $20,184, including interest at prime plus 2.0% (10.5% at December
          31, 1999) with scheduled maturity in 2010, secured by the
          Company's real property and fixtures ...........................................      1,426,143              1,519,217

Revolving line of credit payable to bank, repaid in 1999 .................................            -0-              3,064,105

Term loan payable to bank, repaid in 1999 ................................................            -0-                412,500

Term note payable to bank, repaid in 1999 ................................................            -0-                 72,679

LIG capital expenditure term loan, interest accrues at prime plus 2%, due in 30 scheduled monthly payments, commencing May 31, 2000 (Note 13) if Second
          Option is not exercised ........................................................        749,988                172,000
                                                                                               ----------           ------------

Total debt ...............................................................................      5,669,788              5,240,501
                                                                                               ----------           ------------
Less - current portion ...................................................................      2,438,743              3,702,605
                                                                                               ----------           ------------
                                                                                               $3,231,045           $  1,537,896
                                                                                               ==========           ============

Maturities of long term debt are as follows:

                            2000              $2,438,743
                            2001                 651,487
                            2002                 613,385
                            2003                 376,623
                            2004                 391,305
                      Thereafter               1,198,245
                                              ==========

            The Company had outstanding borrowings of $1,895,072 under its revolving loan as of December 31, 1999. The Company had approximately $2,044,000 available under the revolving line. Commitment fees are .5% of the unused portion of the revolving loan. Borrowings under this arrangement are secured by liens on receivables and inventory. Pursuant to the revolving credit facility, the Company can borrow an amount equal to the lesser of (a) the sum of up to 85% of the face amount of Eligible Accounts plus the lesser of up to 60% of the value of Eligible Inventory calculated on the basis of the lower of cost or market value on a first-in, first-out basis and $1,500,000 or (b) $3,800,000.

            Borrowings under the Company's revolving loan averaged $2,384,000 in 1999 and $2,610,000 during 1998. Maximum borrowings were $3,062,000 in 1999 and $3,064,000 in 1998. The weighted average interest rate for such borrowings was 11.4% in 1999 and 12.6% in 1998.

            The Company's loan agreements contain certain financial covenants and ratio requirements such as minimum current ratio, minimum working capital, maximum leverage, minimum net worth, minimum interest coverage, minimum debt service coverage and minimum EBITDA as defined. The Company is also restricted to maximum annual capital expenditures. As of December 31, 1999, the Company was in compliance with or had obtained appropriate waivers for all covenants of the loan agreements.

NOTE 8 - INCOME TAXES

            The components of deferred taxes as of December 31, 1999 and 1998 were as follows:

                                                                     December 31
                                                      ---------------------------------------
                                                           1999                        1998
                                                      ---------------------------------------
Deferred tax assets:
         Net loss carryforwards                       $ 2,620,000                $ 2,394,000
         General business credit
              carryforwards                               316,000                    387,000
         Other liabilities and reserves                   138,000                    146,000
         Valuation allowance                           (2,753,000)                (2,591,000)
                                                      -----------                -----------
           Total deferred tax assets                      321,000                    336,000
                                                      -----------                -----------

Deferred tax liabilities:
         Basis difference in operating property,
         plant and equipment                              321,000                    336,000
                                                      -----------                -----------
Net deferred taxes                                            -0-                        -0-
                                                      -----------                -----------


         The valuation allowances of $2,753,000 and $2,591,000 as of December 31, 1999 and 1998 respectively were established because in the Company's assessment, it is uncertain whether the deferred tax assets will be realized.

         As of December 31, 1999, the Company has net operating loss carryforwards of approximately $6,895,000 for tax purposes and general business credits of approximately $316,000 available through 2018 and 2003, respectively, to reduce future income taxes payable by the Company.

         The effective tax rate varied from the federal statutory rate because no deferred tax assets applicable to the net operating losses have been recorded.

         The effective tax rate varied from the federal statutory rate because of the following:

                                                   1999            1998          1997
                                                   ----            ----          ----
                   Federal statutory rate          (34)%           (34)%         (34)%
                   Losses carried forward
                      for future years              34              34            34
                                                   ----            ----          ----
                                                     --              --            --
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

         Sales to the Company's five largest customers were approximately 36% in 1999, 30% in 1998 and 28% in 1997. In 1999, 17% of total sales were made to or through LIG. The Company extends credit to its customers, most of which are in the safety supply, medical supply and contamination control industries, or are government agencies. Export sales, primarily to customers in Asia, Canada, Europe and Mexico, were approximately 17% in 1999, and 14.5% in 1998 and 10% in 1997, including export sales to LIG under the Research and Development Agreement.

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

         Total annual compensation, net of amount forgiven, related to the officers was $196,200 in 1999, $202,000 in 1998 and $202,000 in 1997. These
officers have forgiven $91,800 of such compensation in 1999, $86,400 in 1998 and $86,400 in 1997. These officers have no present or future rights to the forgiven compensation.

NOTE 10 - RETIREMENT PLAN

           Effective July 1, 1988, the Company adopted the Phoenix Medical Technology, Inc. Savings Plan (the "Savings Plan") to provide employees with a source of income after retirement. The Savings Plan includes 401(k) salary reduction provisions. The Company's contributions are at the discretion of the Board of Directors, subject to certain limitations, and may be made in the form of Company common stock. Contribution expense under the Savings Plan was approximately $6,300 in 1999, $6,300 in 1998 and $5,300 in 1997.

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

         In April 1988, the Company's shareholders approved a new incentive stock option plan for management and key employees. The plan authorizes up to 50,000 shares to be available for options to be granted by a committee of the Board of Directors. Options will be exercisable within six months to ten years from the dates of grant at not less than the fair market value of the stock at the dates the options are granted. As of December 31, 1999, options to purchase 15,000 shares were outstanding under this plan.

         In April 1989, the Company's shareholders approved a new non-qualified stock option plan for non-employee directors. The 1989 plan authorizes up to 28,000 shares to be available for issuance upon the exercise of options granted under the 1989 plan. Under the 1989 plan, each eligible director was granted an option for 1,000 shares of the Company's common stock on May 1, 1989, 1990, 1991 and 1992. The shares granted are exercisable within six months to ten years from the dates of the grants. In April 1989 and May 1990, options for the purchase of 7,000 shares of common stock were granted by the Board of Directors. In May 1991 and 1992, the Board of Directors granted options for the purchase of 3,000 shares of common stock in accordance with the 1989 stock option plan. As of December 31, 1999, options to purchase 6,000 shares were outstanding under this plan.

         Transactions under the Option Plans are as follows:


                                                                  Number of               Option Price
                                                                   Shares                   Per Share
                                                                ----------              ---------------
Outstanding 12/31/96 and 12/31/95 ................                76,450                $0.06 to $15.00
Granted ..........................................                   -0-                            N/A
Expired ..........................................               (35,000)               $          8.06
Outstanding 12/31/98 and 12/31/97 ................                41,450                $0.06 to $15.00
Granted ..........................................                   -0-                            N/A
Expired ..........................................               (20,450)               $0.06 to $15.00
Outstanding 12/31/99 .............................                21,000                $0.06 to $ 3.38

         As of December 31, 1999, 78,000 shares have been reserved for issuance under the option plans discussed above.

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

                                                  1999                   1998
                                                -------                --------
Net (loss) earnings-
    As reported .................               $  (516)               $  (608)
    Pro forma ...................                  (516)               $  (608)
Basic (loss) earnings per share-

    As reported .................               $ (0.21)               $ (0.26)
    Pro forma ...................                 (0.21)                 (0.26)
Diluted (loss) earnings per share-

    As reported .................               $ (0.21)               $ (0.26)
    Pro forma ...................                 (0.21)               $ (0.26)

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

 NOTE 12 - SALE OF ASSETS

         On March 22, 1996, the Company sold to Microtek Medical, Inc. ("Microtek"), all of the Company's machinery, equipment and related tangible property (including inventory and work-in-process) and all of its proprietary information and all other property and rights related to the Company's manufacture and sale of adhesive skin drapes and scrub-and-prep products. The purchase price consisted of $1,175,000 in cash and Microtek's undertaking to make contingent payments for twelve years of 11.5% of its sales of patented incise drapes and 3% of its sales of other products in the Company's product line incorporating the patented process, with a maximum of $1,825,000 of all contingent payments and a maximum total purchase price of $3,000,000. The Company's sales of items produced by the assets sold to Microtek accounted for 4% of their total sales in 1995. This sale resulted in a gain of approximately $760,000 in 1996. Contingent payments were $5,100 in 1999 and $1,500 in 1998.

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

         In conjunction with the approval on April 29, 1998, the Company received the $500,000 Option Payment which was deferred until the Option expired on April 28, 1999. When the Option expired, the Company recorded the option payment as revenue and expensed the related $100,654 that had also been deferred.

         On May 31, 1999, the Company signed a Second Option Agreement extending the option held by LIG. In this Second Option Agreement, LIG agreed to pay $150,000 as consideration for the extension of the first option to purchase substantially all of the Company's assets and assume certain stated liabilities for a period of nine months from the effective date of the Second Option Agreement with LIG. The Second Option expires on May 18, 2000. Under the terms of the Second Option, the purchase price to be paid LIG for the assets of the Company was reduced from $6,821,708 to $6,071,708 (subject to certain adjustments). This reduction reflects adjustments which would have been required to be made to the purchase price under the terms of the original one-year option. LIG agreed to continue to finance the acquisition of certain capital equipment and certain other capital improvements for the Company in an amount up to $750,000 and to continue to participate in the joint development of technology for the manufacture of the Company's nitrile glove products. As of December 31, 1999 and 1998, the Company had received approximately $750,000 and $172,000 under this financing arrangement (See notes 3 and 7) . In addition, LIG will continue to purchase nitrile gloves from the Company under a revised supply agreement. Also, as part of this revised supply agreement, LIG agreed to advance the Company approximately $350,000 which has been included in other liabilities.

          On August 17, 1999, the Company's stockholders approved the Second Option Agreement and related supplemental agreements. In conjunction with the approval, the Company received the $150,000 which will be deferred until the Second Option is exercised or expires on May 18, 2000. The Company incurred $33,000 of expenses related to the Second Option during 1999. All of these expenses have been deferred as of December 31, 1999 and will be expensed when the option is exercised or expires.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LITIGATION

          The Company has been named as a defendant in approximately seven lawsuits and notified of other potential lawsuits in association with alleged injuries sustained in connection with latex-related allergies. Management of the Company intends to vigorously contest the claims and any other suits alleging latex-related allergy injuries, or indemnity and/or contribution claims derived from such alleged injuries, which may be brought against it. At this time management is unable to make an evaluation of the likelihood of an unfavorable potential loss, or to estimate the range of any such loss. The Company maintains product liability coverage, and in the opinion of management, this coverage would be adequate to cover any potential losses related to these potential claims. However, there is no guarantee that the Company will be fully covered for potential claims.

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

Corrective action is currently in process. During fiscal 1998, testing by an EPA-approved contractor concluded that the impacted ground water is not migrating and no potentially completed exposure pathways exist at this time. The contractor indicated that the exposure does not pose a threat to human health or the environment and recommends the site be closed. 1999 expenditures were $2,700 and the Company anticipates a $10,700 expenditure during 2000.

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

PURCHASE COMMITMENTS

         At December 31, 1999, the Company had a contractual commitment to purchase material from a supplier at a specified price. This commitment is to purchase latex through April 2000 at a total approximate cost of $119,000.

                                                                     SCHEDULE II


                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


            Column A                        Column B          Column C            Column D             Column E

----------------------------------------------------------------------------------------------------------------
                                                              Additions          Deductions-
                                           Balance at         Charged            Write-offs,          Balance at
                                           Beginning        to Costs and            net of              End of
          Description                      of Period          Expenses            Recoveries            Period
----------------------------------------------------------------------------------------------------------------

Year ended December 31,
    1997:
      Allowance for doubtful
        accounts                           $ 20,000           $  5,551             $ (5,551)            $20,000
                                           ========           ========             ========             =======

Year ended December 31,
    1998
      Allowance for doubtful
        accounts                           $ 20,000           $ 13,503             $(13,503)            $20,000
                                           ========           ========             ========             =======

Year ended December 31,
    1999
      Allowance for doubtful
        accounts                           $ 20,000           $ 28,567             $(28,567)            $20,000
                                           ========           ========             ========             =======

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

DIRECTOR ELECTED APRIL 22, 1988:

         Edward W. Gallaher, Sr. Director since 1978. President of the Registrant since its organization in 1978, Treasurer since 1981 and Chief Executive Officer since 1987. He is 67.

DIRECTOR ELECTED APRIL 21, 1989:

         Grover C. Mixon. Director since 1978. Executive Vice President and Chief Operating Officer of the Registrant since 1988. Senior Vice President of the Registrant from 1985 to 1988. Vice President-Operations of the Registrant 1978 to 1985. He is 56.

DIRECTORS ELECTED APRIL 20, 1990:

         Harold H. Heath. Director since 1979. Owner/Operator of the Big Valley Ranch in the State of Washington since 1981. He is 77.

         William T. Sena. Director since 1980. Chairman of Sena, Weller, Rohs, & Williams, Inc., an investment advisory firm, since 1977. He is 63.

         Effective as of April 20, 1999, Byron M. Layman resigned as a member of the Board of Directors of the Corporation.

         The Registrant's Bylaws provide for a range in the number of directors, with the provision that, until otherwise determined by the Board of Directors, the number of directors shall be fixed at four. There has not been an annual meeting of the Registrant's shareholders since April 20, 1990. The Board of Directors did not meet during 1999, but conferred several times by telephone and exchanged correspondence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Registrant's knowledge, based solely on a review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid to or for the account of the Registrant's Chief Executive Officer. The annual salary and bonus of only the chief executive officer exceeded $100,000 during the fiscal year ended December 31, 1999. Grover C. Mixon, the Registrant's Executive Vice President and Chief Operating Officer, has an annual salary of $133,000 established by the Board of Directors. However Mr. Mixon forgave $39,900 of such salary for the fiscal year ended December 31, 1999 and has no present or future right to such forgiven salary.

                           SUMMARY COMPENSATION TABLE



Name and Principal                                               Edward W. Gallaher, Sr., President
Position                                                         Treasurer, Chief Executive Officer
                                                                             and Director

                                                              Other Annual                    All Other
                                                              Compensation                  Compensation
Year                   Salary($)              Bonus($)             ($)                         ($)(l)

1999                  $103,100(2)                 0                (3)                         $1,000
1998                  $108,500(2)                 0                (3)                         $1,000
1997                  $108,500(2)                 0                (3)                         $  924

(1) Amount of vested and unvested Registrant contributions under the Registrant's Savings Plan, a 401(k) Plan.

(2)      Does not include $51,900, $46,500 and $46,500 in 1999, 1998 and 1997, respectively, of annual salary forgiven by Mr. Gallaher. Mr. Gallaher has no present or future right to such amount; however, Mr. Gallaher's annual salary as established by the Board of Directors remains $155,000.

(3) Mr. Gallaher did not receive personal benefits during the listed years in excess of 10% of annual salary and bonus.

         All of the Registrant's stock options owned by Mr. Gallaher expired during the fiscal year ended December 31, 1999.

EMPLOYMENT AGREEMENTS

         In March 1984, the Registrant entered into a non-competition and consulting agreement with Mr. Gallaher. Under this agreement, after the Mr. Gallaher's termination, he will be required to not compete with the Registrant and to provide up to 60 days consulting services per year for two years. Annual payments under this agreement will equal Mr. Gallaher's final annual compensation at the time of termination. The current annual salary of Mr. Gallaher, as established by the Board of Directors, is $155,000. However, Mr. Gallaher forgave $51,900, of such salary for the fiscal year ended December 31, 1999 and has no present or future right to such forgiven amount.

DIRECTORS' FEES

         The Directors of the Registrant who are not employees are traditionally paid an annual fee of $3,000 plus $500 for each Board meeting attended and each Committee meeting attended which is not held on the same day as a Board meeting. The Chairman of the Board traditionally receives an annual fee of $5,000, in lieu of the $3,000 fee paid to non-employee Directors. Each Chairman of a Committee who is not an employee traditionally receives an additional $1,000. No fees were paid to the Directors during 1999 due to the severe financial condition of the Registrant.

ITEM 11. SECURITY OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 15, 2000, with respect to the beneficial ownership of the Registrant's Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than 5% of such outstanding shares, (ii) each director of the Registrant, (iii) the named executive officers and (iv) all directors and officers of the Registrant as a group:


                                                     Number of Shares                            Percentage
                                                     and Nature of                               of Shares
Name and Address                                     Beneficial Ownership(l)                     Outstanding
----------------                                     -----------------------                     -----------
Harold H. Heath                                               8,000(2)                                (3)
Big Valley Ranch
18883 Hwy. 20
Winthrop WA 98862

William T. Sena                                              20,400(2)                                (3)
300 Main Street
Cincinnati OH 45202

Edward W. Gallaher, Sr.                                     103,495(4)                               4.2%
Route 521 West
P.O. Box 346
Andrews SC 29510

Grover C. Mixon                                              63,534(5)                               2.6%
Route 521 West
P.O. Box 346
Andrews SC 29510

BankAmerica Corporation                                     496,058(6)                              20.2%
901 West Trade St, 4 FL.
Charlotte NC 28255

All Officers and
Directors of the
Registrant as a Group                                       195,429                                   7.9%
                                                                                                       (7)

------------------

(1) All shares are owned directly and with sole voting and dispositive power except as otherwise noted.

(2) Includes 3,000 shares subject to options which are currently exercisable or exercisable within 60 days.

(3)      Less than 1%.

(4)      Includes 15,550 shares held by Mr. Gallaher's wife.

(5)      Includes 500 shares held by Mr. Mixon's wife.

(6) Share information for BankAmerica obtained from a Schedule 13G filed with the SEC by BankAmerica on February 3, 1999.

(7) Based on shares outstanding and shares subject to options held by the officers and directors which are currently exercisable or exercisable within 60 days.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

         (a)      Exhibits

         SEE INDEX TO EXHIBITS.

         (b)      REPORTS ON FORM 8-K

         The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

         ITEMS 4, 8 AND 12 ARE INAPPLICABLE AND ARE OMITTED.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PHOENIX MEDICAL TECHNOLOGY, INC.

Dated:  March 27, 2000                       By:/s/ Edward W. Gallaher, Sr.
      -----------------------                   -------------------------------
                                                Edward W. Gallaher, Sr.
                                                President

         In accordance with Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Signature                                       Capacity                                 Date
           ---------                                       --------                                 ----

/s/Edward W. Gallaher, Sr.                        President, Treasurer                       3/27   2000
----------------------------------                and Director (Principal                    -------
Edward W. Gallaher, Sr.                           Executive and Financial officer)

/s/ Grover C. Mixon                               Executive Vice President                   3/27   2000
----------------------------------                and Director (Principal                    -------
Grover C. Mixon                                   Operating officer)

/s/ Harold H. Heath                               Director                                   3/27   2000
----------------------------------                                                           -------
Harold H. Heath

/s/ William T. Sena                               Director                                   3/27   2000
----------------------------------                                                           -------
William T. Sena

/s/ Delores P. Williams                           Controller (Principal                      3/27   2000
----------------------------------                Accounting Officer)                        -------
Delores P. Williams


For the fiscal year ended                                Commission File Number
December 31, 1999                                                       0-13401



                               INDEX TO EXHIBITS

                                                                  LOCATED AT
                                                                  MANUALLY
                                                                  NUMBERED PAGE


(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION


         2.1      Plan of Reorganization, confirmed February 7, 1994, U.S.
                  Bankruptcy Court for the District of South Carolina, Columbia
                  Division, was filed as an Exhibit to the Registrant's Form
                  10-QSB for the quarter ended October 3, 1993.                           *

         2.2      Option Agreement, dated as of December 22, 1997, by and
                  between the Registrant and London International Group, Inc., was filed as an Exhibit to the Registrant's Form 8-K dated
                  January 6, 1998.                                                        *

         2.3      Second Option Agreement, dated as of May 31, 1999, by and
                  between the Registrant and London International Group, Inc., was filed as an Exhibit to the Registrant's Form 8-K dated
                  June 1, 1999.                                                           *


(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1      Certificate of Incorporation of Phoenix Medical Technology,
                  Inc., as amended, was filed as an Exhibit to the Registrant's
                  Registration Statement on Form S-1 (Reg. No. 2-90708).                  *

         3.2      Certificate of Amendment to the Certificate of Incorporation
                  was filed as an Exhibit to the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1988.                         *

         3.3      By-Laws of Phoenix Medical Technology, Inc., as amended on
                  April 22, 1988 and April 23, 1999 (filed herewith).                     46

4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1 Loan Agreement dated March 27, 1995 between the Registrant and Carolina First Bank was filed as an Exhibit to the Registrant's Form 8-K dated March 29, 1995.

         4.2      Loan and Security Agreement dated June 21, 1999 between the
                  Registrant and LaSalle Business Credit, Inc. (filed herewith)           60

         4.3      Modification Agreement dated August 6, 1999 between the
                  Registrant and LaSalle Business Credit, Inc. (filed herewith)           96

         4.4      Second Modification Agreement dated November 15, 1999
                  between the Registrant and LaSalle Business Credit, Inc.
                  (filed herewith)                                                        103

(10)     MATERIAL CONTRACTS:

         10.1     Form of Consulting and Noncompetition Agreements, dated March
                  23, 1984, between the Registrant and Edward W. Gallaher, Sr.
                  and Grover C. Mixon was filed as an Exhibit to the
                  Registrant's Registration Statement on Form No. S-1 (Reg. No.
                  2-90708).                                                               *(1)

         10.2     Deferred Compensation Plan was filed as an Exhibit to the
                  Registrant's Registration Statement on Form S-1 (Reg. No.
                  2-90708).                                                               *(1)


         10.3     Registrant's Savings Plan Qualified Under Section 401(K) of
                  the Internal Revenue Code, as adopted by the Board of
                  Directors in July, 1998, was filed as an Exhibit to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1988.                                                      *(1)

         10.4     1988 Stock Option Plan for Officers and Other Key Employees
                  of the Registrant, as approved at the Annual Meeting of
                  Stockholders on April 22, 1988, was filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the year
                  ended December 31, 1988.                                                *(1)

         10.5     1989 Nonqualified Stock Option Plan for Non-Employee
                  Directors, as approved at the Annual Meeting of Stockholders on April 21, 1989 was filed as an Exhibit to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1989.                                                                   *(1)

         10.6     Second Research and Development Agreement dated as of May 31,
                  1999 between the Registrant and London International Group,
                  Inc. was filed as Annex B to the Registrant's Proxy
                  Statement dated July 9, 1999.                                           *

         10.7     Second Loan and Security Agreement dated as of May 31, 1999 between the Registrant and London International Group, Inc.
                  was filed as Annex C to the Registrant's Proxy Statement
                  dated July 9, 1999.                                                     *

         10.8     Second Agreement for the purchase and Sale of Goods dated as of May 31, 1999 between the Registrant and London
                  International Group, Inc. was flied as Annex D to the
                  Registrant's Proxy Statement dated July 9, 1999.                        *


         27       Financial Data Schedule (filed in
                  electronic format only)                                                 N/A


-----------------------------

"*" Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-KSB from the referenced previous filing with the Commission.

(1) Management contract or compensatory plan required to be filed as an exhibit.