Form 10QSB
period 2000-04-02
PHOENIX MEDICAL TECHNOLOGY INC
filed 2000-05-16
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ____________.

Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                   Delaware                              31-092-9195
        -------------------------------              -------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)


  U.S. Hwy. 521 West, Andrews, South Carolina                          29510
-------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)

                                 (843)221-5100
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                             2,459,621
                                                 -----------------------------
                                                 (Outstanding at May 12, 2000)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                      April 2, 2000 and December 31, 1999


                                                                   April 2         December 31
                                                                     2000              1999
                                                                 ------------      ------------
                                                                 (unaudited)            *

                                             ASSETS

Current Assets
      Cash                                                       $        750      $        750
      Receivables                                                   1,727,832         1,374,950
      Inventories (Note 2)                                          1,960,030         1,682,685
      Prepaid expenses                                                 95,590           123,186
                                                                 ------------      ------------
         Total current assets                                       3,784,202         3,181,571
Operating Property, plant and equipment - at cost                  12,276,613        12,273,502
Less accumulated depreciation                                      (8,844,081)       (8,780,038)
                                                                 ------------      ------------
         Net operating property, plant and equipment                3,432,532         3,493,464
                                                                 ------------      ------------
Nonoperating equipment, net                                           902,851           902,851
Other assets, net                                                     285,006           299,631
                                                                 ------------      ------------
         Total assets                                            $  8,404,591      $  7,877,517
                                                                 ============      ============

                            LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
      Accounts Payable and accrued expenses                      $  2,319,785      $  1,895,309
      Revolving line of credit                                      2,290,718         1,895,072
      Deferred Option payment (Note 4)                                151,308           151,308
      Current portion of long-term debt                             1,916,319           543,671
                                                                 ------------      ------------
         Total current liabilities                                  6,687,130         4,485,360
Long-term debt                                                      1,774,886         3,231,045
Other liabilities                                                     452,295           485,107
                                                                 ------------      ------------
         Total liabilities                                          8,905,311         8,201,512
Shareholders' investment
      Shares issued and outstanding:
      2,459,621 shares 4/2/00 and 12/31/99                            245,962           246,962
      Paid-in capital                                               8,425,582         8,425,582
      Deficit                                                      (9,172,264)       (8,995,539)
                                                                 ------------      ------------
      Total shareholders' deficit                                    (500,720)         (323,995)
                                                                 ------------      ------------
      Total liabilities and shareholders' deficit                $  8,404,591      $  7,877,517
                                                                 ============      ============



*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                               FOR THE THREE MONTHS ENDED
                                            April 02, 2000    April 04, 1999
-----------------------------------------------------------------------------

Net sales                                    $  2,911,151      $  3,448,636
Operating Expenses:
     Cost of goods sold                        (2,613,512)       (2,959,698)
     Selling and administrative expenses         (332,753)         (437,205)
                                             ------------      ------------
     (Loss) income from operations                (35,114)           51,733

Other expense and income:
     Interest expense, net                       (146,806)         (138,278)
     Miscellaneous income, net                      5,195            36,206
                                             ------------      ------------
Loss before income tax
        provision                                (176,725)          (50,339)

Income tax provision                                  -0-               -0-
                                             ------------      ------------
     Net loss                                $   (176,725)     $    (50,339)
                                             ============      ============
Basic loss per share                         $      (0.07)     $      (0.02)
Diluted loss per share                       $      (0.07)     $      (0.02)
                                             ============      ============



See accompanying Notes to unaudited Condensed Financial Statements

                          PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                April 2, 2000   April 4, 1999
                                                                -------------   -------------

Cash flows from operating activities:
      Net loss                                                   $ (176,725)     $  (50,339)
      Adjustments to reconcile net income to
           net cash (used in) provided by
           operating activities:
      Depreciation                                                   64,043          64,869
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net           (352,882)        490,543
         Increase in inventories                                   (277,345)       (213,546)
         Decrease in prepayments                                     27,596          40,714
         Decrease in other assets                                    14,625           4,921
         Increase in accounts payable and accrued
              liabilities                                           391,664          99,286
                                                                 ----------      ----------

Net cash (used in) provided by operating
     activities                                                    (309,024)        436,448
                                                                 ----------      ----------

Cash flows from investing activities:
Additions to property, plant and equipment, net                      (3,111)       (387,599)
                                                                 ----------      ----------
Net cash used in investing activities:                               (3,111)       (387,599)
                                                                 ----------      ----------
Cash flows from financing activities:
      Addition to (reduction of) line of credit                     395,646        (356,649)
      (Reduction of) increase in long term debt                     (83,511)        299,634
                                                                 ----------      ----------
Net cash provided by (used in) financing activities                 312,135         (57,015)
                                                                 ----------      ----------
Net decrease in cash                                                    -0-          (8,166)
Cash at beginning of period                                             750           8,916
                                                                 ----------      ----------
Cash at end of period                                            $      750      $      750
                                                                 ==========      ==========
Cash paid during the period for interest                         $  143,912      $  149,275
                                                                 ==========      ==========



See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       General

         The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Registrant's Form 10-KSB for the year ended December 31, 1999.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

2.       Inventories

         Inventories at April 2, 2000 and December 31, 1999 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method.


                                 Apr 2, 2000    Dec 31, 1999
                                 -----------    ------------

         Raw materials            $  540,365     $  370,678
         Finished goods            1,419,665      1,312,007
                                  ----------     ----------
                                  $1,960,030     $1,682,685
                                  ==========     ==========

3.       Other Relevant Events

         The Registrant and London International Group, Inc. ("LIG") are parties to a Second Option Agreement dated May 31, 1999 pursuant to which LIG purchased from the Registrant an option to purchase substantially all the assets of the Registrant (the "Second Option") at a purchase price of $6,071,708 (subject to certain adjustments). Seton-Scholl London International, plc ("SSLI"), the successor to LIG, has notified the Registrant that it will not exercise the Second Option, nor will it seek an extension of the Second Option. Therefore, the Second Option will expire on May 18, 2000.

4.       Debt

         On June 21, 1999, the Registrant and LaSalle Business Credit, Inc. ("LBCI") closed on a $6,000,000 credit facility which includes a $1,700,000 term loan on equipment, a $3,800,000 revolving loan on eligible inventories and eligible accounts receivable and a $500,000 capital expenditure loan. The LBCI credit facility has an interest rate of prime plus 2.25% for the term loan and capital expenditure loan and prime plus 2.0% for the revolving loan. The Registrant paid $230,000 in deferred loan costs during the second quarter of 1999 and was required to write off $222,000 of deferred loan costs from the prior CIT credit facility which were being amortized over the term of the loan.

         At April 2, 2000, the Registrant's borrowing against its $6,000,000 LBCI credit facility was $3,828,000, including $2,291,000 of borrowing against the LBCI $3,800,000 revolving loan. Total bank debt at April 2, 2000 was $5,232,000.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Registrant and London International Group, Inc. ("LIG") are parties to a Second Option Agreement dated May 31, 1999 pursuant to which LIG purchased from the Registrant an option to purchase substantially all the assets of the Registrant (the "Second Option") at a purchase price of $6,071,708 (subject to certain adjustments). Seton-Scholl London International, plc ("SSLI"), the successor to LIG, has notified the Registrant that it will not exercise the Second Option, nor will it seek an extension of the Second Option. Therefore, the Second Option will expire on May 18, 2000.

OPERATIONS

         Net sales for the quarter ended April 2, 2000 were $2,911,000, a 15.6% decrease as compared with net sales of $3,449,000 for the first quarter of 1999. The sales decrease of $538,000 resulted from a $542,000, or 58%, decrease in sales of natural rubber latex gloves. Seventy percent (70%) of the 58% decrease was related to U.S. Government sales lost due to the Government's policy decision to discontinue purchases of natural rubber latex gloves. In addition, the decrease in sales is also attributable to a decrease in vinyl glove sales, which were down $122,000 or 5.8%, from the first quarter of 1999 due in part to slightly lower unit volume and in part to a lower average selling price resulting from a less favorable product mix. Nitrile glove sales increased $126,000 or 32% as a result of an increase of $182,000 or 109% in sales to LIG, offset in part by a decrease of $50,000 or 22% in sales to domestic customers.

         The 58% decrease in sales of natural rubber latex gloves is explained above. The decrease in vinyl glove sales, 5.8%, resulted to a great degree from stockpiling by end users prior to year end 1999. Reduced purchases by one major user of cleanroom vinyl gloves accounted for a substantial portion of the decrease in both unit volume and price mix. Purchases by this user have increased since late March 2000. The influx of low cost Asian nitrile gloves has severely handicapped the Registrant's ability to compete in the commodity nitrile glove market segment. As a result of the low cost nitrile glove competition, the Registrant is introducing in May 2000 a nitrile glove composed of lower cost 100% nitrile versus the nitrile and neoprene blend previously used. The Registrant believes that the resulting selling prices will be seen as competitive, especially for a quality domestic product. Further, the Registrant has received FDA approval to sell 100% nitrile examination gloves to the medical market. Marketing should begin during June for this nitrile examination glove. However, it will require several months to accomplish the necessary procedure to list the Phoenix nitrile examination glove on the Federal Supply Schedule contract for sales to U.S. Government agencies.

         Cost of goods sold, as a percentage of net sales, was 89.8% in the first quarter of 2000 compared with 85.8% in the similar quarter of 1999. During the first quarter of 1999, the Registrant was experiencing raw material price decreases and relatively low energy costs. Since October raw material costs have increased three different times and energy costs are 24% higher. Hourly labor rates are 1.9% greater than in the prior year quarter. Overhead spending controls resulted in favorable variances but could not overcome the negatives of raw materials and natural gas/propane price increases.

         Selling and Administrative ("S&A") expenses were $333,000 or 11.4% of net sales in the first quarter of 2000 compared with $437,000 or 12.7% of net sales in the first quarter of 1999. Selling expense was $46,000 less in the current year quarter due, in order of magnitude, to improved bad debt experience, salary expenses from not replacing a terminated employee and lower selling commissions. Administrative expense was $64,000 less in the current year quarter due to, in order of magnitude, lower professional fees, lower depreciation, lower bank charges and lower property insurance premiums.

         The Registrant had a $35,000 loss on operations in the first quarter of 2000 compared with $52,000 of income from operations in the similar quarter of 1999. The loss on operations was attributable to increases in the cost of raw materials (petroleum related products), the cost of natural gas/propane and increased hourly labor rates. The Registrant experienced a net loss of $177,000 in the first quarter of 2000 versus a net loss of $50,000 one year earlier. The 1999 net loss included non-recurring income of $36,000. Interest expense was $147,000 in the year 2000 first quarter versus $138,000 one year ago and the increase reflects an $800,000 increase in bank debt and rising interest rates.

         The Registrant's contract with its hourly production employees terminated on March 6, 2000, the end of the contract's three (3) year term. The parties to the contract have extended the contract through May 31, 2000. The Registrant anticipates an additional three (3) month extension will be agreed upon so the parties can negotiate a new agreement following the expiration of the LIG option to purchase. The Registrant considers its relationship with its employees to be good.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended April 2, 2000, the Registrant's operations used $309,000 of cash compared with $436,000 of cash provided by operations in the similar quarter of 1999. Capital expenditures used $3,000 of cash in the first quarter of 2000, the same amount of cash used as in the prior year's first quarter. Accounts payable and accrued expenses increased $406,000 in the first quarter of 2000, compared to an increase of $104,000 in the similar quarter of 1999. The difference is substantially the result of increased material costs and the purchase, at a discount, of a three (3) month supply of PVC resin from Brazil. The sum of inventories, accounts receivable and prepayments increased $603,000 in the first quarter of 2000 versus a decrease of $318,000 in the first quarter of 1999. Inventories increased $277,000 or 16% in the first quarter of 2000 as compared with an increase of $214,000, or 12%, in the similar quarter of 1999. The increase reflected nitrile gloves made during March 2000 for LIG but not yet shipped.

         At April 2, 2000, the Registrant's borrowing against its $6,000,000 credit facility with LaSalle Business Credit ("LBCI") was approximately $3,828,000, including $2,291,000 of borrowing against the $3,800,000 revolving loan. Total bank debt at April 2, 2000 was $5,232,000 versus $4,920,000 at year end 1999.

         At April 2, 2000, the Registrant was not in compliance with several financial covenants in its credit agreements with Carolina First Bank but the violations have been waived by the bank. Due to financial accounting rules changes relating to the classification of long-term debt where the debt contains a subjective acceleration clause and a lock box arrangement, the Registrant was not in compliance with the Carolina First Bank financial covenants related to working capital and the current ratio and the financial covenants related to net worth and the leverage ratio. In addition the Registrant was not in compliance with the Carolina First financial covenant related to taxes and liens.

         During the first quarter of 2000, the Registrant was not in compliance with certain loan covenants in its credit agreements with LBCI. Both the consolidated interest coverage ratio and the minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) covenants were out of compliance at April 2, 2000 and continue to be out of compliance at the filing of this form 10-QSB with the Securities and Exchange Commission. LBCI has not given notice of default to the Registrant and the two are cooperating on efforts to resolve the out-of-compliance situations.

         With the expiration of the LIG Second Option, the Registrant will need additional working capital (either from internal or external sources) in order to support continuing operations. The Registrant is hopeful that its cost reduction efforts and new products (such as the 100% nitrile glove) will provide additional working capital for operations. In addition, the Registrant will actively seek outside sources of working capital to support continuing operations. Simultaneously, the Registrant will actively seek other purchasers for the Company. Discussions are also under way for a possible marketing alliance which could increase sales and reduce distribution costs. The Registrant in also continuing its efforts to license the patented antimicrobial glove technology of the Registrant. In addition, royalties from the sale of the Registrant's antimicrobial surgical skin drape business, which totaled $8,600 in first quarter 2000, have increased more than 60% on the average over each of the last three quarters. However, such royalties are still a year away, at that rate of increase, from being significant. There is no assurance that any of these initiatives will provide sufficient working capital for continuing operations or that a purchaser for the Registrant will be found.

         Management is hopeful that its cost reduction efforts, coupled with the Registrant's new products and the strategic activities described in the preceding paragraph, will allow the Registrant to continue as a going concern or successfully sell the Company as a going concern. As further discussed below under the heading "Cautionary Statement as to Forward Looking Information," the foregoing statements relating to the Registrant's outlook for future sales and working capital needs are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, and actual results may differ from such outlook based on numerous factors.

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

                          PART II - OTHER INFORMATION

ITEMS 2, 4 AND 5 ARE INAPPLICABLE AND ARE OMITTED.

ITEM 1.  LEGAL PROCEEDINGS.

         In addition to other latex-related allergy litigation previously reported by the Registrant, the Registrant was recently named as a defendant in three additional latex-related allergy cases. The registrant was named as a defendant in the lawsuit styled Carolee Walentin v. ABCO Dealers, Inc., et al., which was filed on March 14, 2000 in the U.S. District Court for the Western District of Washington, bearing Case No. COO-5150RJB. This case was recently transferred to a multi-district panel which is currently hearing several latex-related allergy cases in the U.S. District Court for the Eastern District of Pennsylvania under Docket No. MDL-1148. In addition, on March 10, 2000, a Cross-Complaint was filed by Owens & Minor, Inc. in the lawsuit styled Wendy Smith v. Baxter Healthcare, et al., naming the Registrant as a cross-defendant in such lawsuit, which is pending in state court in San Diego County, California under Case No. SC-052458. The Smith lawsuit was originally filed on June 5, 1998. Finally, the Registrant was also named as a defendant in the lawsuit styled Lee-Hillman v. Allegiance Corporation, et al., which was filed on March 31, 2000 in U.S. District Court for the Western District of Washington, bearing case No. COO-556R. The plaintiffs in each of the three cases referenced above seek damages for their injuries. The Registrant, through its insurance carriers, is vigorously contesting these and other lawsuits alleging latex-related products. At this time the Registrant believes there is no direct evidence that the plaintiffs in the Walentin, Smith or Lee-Hillman cases either used or was ever exposed to latex-containing products produced, sold or supplied by the Registrant in such amount and with such frequency and duration as to cause or contribute to the alleged injuries.

         The Registrant previously reported that it was a party to the lawsuit styled Brinson v. Baxter Healthcare, et al., pending in the Superior Court of California, Santa Clara County, File No. CV784020. Although the Registrant is named as a defendant in the Complaint for this lawsuit, the Registrant has never received service of process in this lawsuit, and therefore does not consider itself a party to this pending matter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the first quarter of 2000, the Registrant was not in compliance with certain loan covenants in its credit agreements with LaSalle Business Credit, Inc. ("LBCI"). Both the consolidated interest coverage ratio and the minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) covenants were out of compliance at April 2, 2000 and continue to be out of compliance at the time of this filing. The Registrant's non-compliance with these covenants is an event of default under its Loan Agreement with LBCI. However, at the time of this filing, LBCI has not given notice of default or acceleration to the Registrant and the two are cooperating on efforts to resolve the noncompliance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibit 27, Financial Data Schedule filed in electronic format only.

b. Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarterly period ended April 2, 2000.

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



                                   PHOENIX MEDICAL TECHNOLOGY, INC.

                                   BY:/s/ Edward W. Gallaher, Sr.
                                      -----------------------------------------
                                      Edward W. Gallaher, Sr.
                                      President and Treasurer



                                   BY:/s/ Delores P. Williams
                                      -----------------------------------------
                                      Delores P. Williams
                                      Controller



DATE: May 12, 2000