Form 10QSB
period 2000-07-02
PHOENIX MEDICAL TECHNOLOGY INC
filed 2000-08-21
CIK 745167

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2000, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from               to
                                           -------------    -------------.
Commission File No. 0-13401

                        PHOENIX MEDICAL TECHNOLOGY, INC.
-------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

            Delaware                                       31-092-9195
-----------------------------------                 ---------------------------
   (State or other jurisdic-                             (I.R.S. Employer
      tion of incorporation                             Identification No.)
        or organization)

U.S. Hwy. 521 West, Andrews, South Carolina                           29510
-------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)

                                 (843)221-5100
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     Yes   [X]                     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value                 2,459,621
                                    --------------------------------
                                    (outstanding at August 12, 2000)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEET
                       July 2, 2000 and December 31, 1999

                                                            July 2             December 31
                                                             2000                 1999
                                                         ------------         ------------
                                                         (Unaudited)                *
                                     ASSETS
Current Assets
    Cash                                                 $        750         $        750
    Receivables                                             1,573,295            1,374,950
    Inventories (Note 2)                                    1,224,762            1,682,685
    Prepaid expenses                                          105,454              123,186
                                                         ------------         ------------
      Total current assets                                  2,904,261            3,181,571

Operating property, plant and equipment - at cost          12,276,613           12,273,502
Less accumulated depreciation                              (8,908,405)          (8,780,038)
                                                         ------------         ------------
      Net operating property, plant and equipment           3,368,208            3,493,464
                                                         ------------         ------------
Nonoperating equipment, net                                   902,851              902,851
Other assets, net                                             270,381              299,631
                                                         ------------         ------------
      Total assets                                       $  7,445,701         $  7,877,517
                                                         ============         ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities
    Accounts payable and accrued expenses                $  2,238,183         $  1,895,309
    Revolving line of credit                                2,170,563            1,895,072
    Term loan (equipment)                                   1,476,976                   -0
    Deferred Option payment                                       -0-              151,308
    Current portion of long-term debt                       2,145,223              543,671
                                                         ------------         ------------
       Total current liabilities                            8,030,945            4,485,360

Long-term debt                                                    -0-            3,231,045
Other liabilities                                                 -0-              485,107
                                                         ------------         ------------
      Total liabilities                                     8,030,945            8,201,512

Shareholders' investment
    Shares issued and outstanding:
    2,459,621 shares 7/2/00 and 12/31/99                      245,962              245,962
    Paid-in capital                                         8,425,582            8,425,582
    Deficit                                                (9,256,788)          (8,995,539)
                                                         ------------         ------------
    Total shareholders' deficit                              (585,244)            (323,995)
                                                         ------------         ------------
    Total liabilities and shareholders' deficit          $  7,445,701         $  7,877,517
                                                         ============         ============

*Condensed from audited financial statements.
See accompanying notes to Unaudited Condensed Financial Statements.

                        PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                              July 2, 2000        July 4, 1999        July 2, 2000        July 4, 1999
-----------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 2,724,244         $ 3,744,905         $ 5,635,395         $ 7,193,541
Operating expenses:
   Cost of goods sold                           (2,527,469)         (3,344,361)         (5,140,981)         (6,304,059)
   Selling and administrative expense             (343,352)           (383,188)           (676,105)           (820,393)
-----------------------------------------------------------------------------------------------------------------------
   Income from operations                         (146,577)             17,356            (181,691)             69,089

Other expense and income:
   Interest expense, net                          (153,741)           (147,425)           (300,547)           (285,703)
   Miscellaneous income, net                         8,666                 376              13,861              36,582
   Option Agreement income                         240,200             508,054             240,200             508,054
   Option Agreement expense                        (33,072)           (100,654)            (33,072)           (100,654)
   Loan processing fee expense                         -0-            (222,066)                -0-            (222,066)
-----------------------------------------------------------------------------------------------------------------------
   Net income (loss)                           $   (84,524)        $    55,641         $  (261,249)        $     5,302
=======================================================================================================================
Basic income (loss) per share                  $     (0.03)        $      0.02         $     (0.11)                -0-
Diluted income (loss) per share                $     (0.03)        $      0.02         $     (0.11)                -0-
=======================================================================================================================

See accompanying Notes to Unaudited Condensed Financial Statements

                       PHOENIX MEDICAL TECHNOLOGY, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                 SIX MONTHS ENDED
                                                                 ----------------
                                                         July 2, 2000        July 4, 1999
                                                         ------------        ------------
Cash flows from operating activities:
    Net (loss) income                                      $(261,249)        $     5,302
    Adjustments to reconcile net income to
         net cash used in operating activities:
    Depreciation                                             128,367             127,510
    Changes in assets and liabilities:
      Increase in accounts receivable, net                  (198,345)            (95,408)
      Decrease (increase) in inventory                       457,923            (142,586)
      (Increase) decrease in prepayments                     (15,340)             12,018
      Decrease (increase) in other assets                     29,250            (204,517)
      Decrease in loan processing fees (CIT)                     -0-             222,066
      Decrease in deferred expenses                           33,072             100,654
      (Decrease) increase in accounts payable and
          accrued liabilities                               (142,233)            368,994
    Decrease in deferred option payments                    (151,308)           (508,054)
                                                           ---------         -----------
Net cash used in operating activities                       (119,863)           (114,021)
                                                           ---------         -----------
Cash flows from investing activities:
    Additions to property, plant and equipment, net           (3,111)            (23,774)
    LIG funded property, plant and equipment                     -0-            (434,410)
                                                           ---------         -----------
Net cash used in investing activities:                        (3,111)           (458,184)

Cash flows from financing activities:
    Increase (decrease) in line of credit                    275,491          (1,058,212)
    (Decrease) increase in long term debt                   (152,517)          1,168,173
    Increase in LIG equipment debt                               -0-             454,162
                                                           ---------         -----------
Net cash provided by financing activities                    122,974             564,123
                                                           ---------         -----------
Net increase (decrease) in cash                                  -0-              (8,082)
Cash at beginning of period                                      750               8,916
                                                           ---------         -----------
Cash at end of period                                      $     750         $       834
                                                           =========         ===========

Cash paid during the period for interest                   $ 267,191         $   304,674
                                                           =========         ===========

Cash paid during the period for loan processing
    fees                                                   $     -0-         $   229,750
                                                           =========         ===========

See accompanying Notes to Unaudited Condensed Financial Statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       General

         The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission except that these financial statements have not been reviewed by an independent accountant. (See note 3 below.) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the annual financial statements and related notes contained in the Registrant's Form 10-KSB for the year ended December 31, 1999.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the information therein. Results of operations for interim periods should not be regarded as necessarily indicative of the results to be expected for the full year.

2.       Inventories

         Inventories at July 2, 2000 and December 31, 1999 have been stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) method.

                                    Jul 2, 2000          Dec 31, 1999
                                    -----------          ------------
          Raw materials             $   353,020          $   370,678
          Finished goods                871,742            1,312,007
                                    -----------          -----------
                                    $ 1,224,762          $ 1,682,685
                                    ===========          ===========

3.       Other Relevant Events

         The Registrant and London International Group, Inc. ("LIG") were parties to a Second Option Agreement dated May 31, 1999 pursuant to which LIG purchased from the Registrant an option to purchase substantially all the assets of the Registrant (the "Second Option") at a purchase price of $6,071,708 (subject to certain adjustments). Seton-Scholl London International, plc ("SSLI"), the successor to LIG, did not exercise the Second Option, nor did it seek an extension of the Second Option which expired on May 18, 2000.

         The Registrant's financial condition has continued to decline since LIG (now SSLI) declined to exercise the Second Option. Because the Registrant is not able to generate cash flow sufficient to pay its debts and obligations and continue as a going concern, on August 21, 2000 it will file a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of South Carolina, Columbia Division. The Registrant will also file with the court a plan of liquidation which details how the Registrant hopes to liquidate its assets and satisfy its creditors. The Registrant plans to cease all operations on August 18, 2000, and all employees will be terminated except for certain employees needed to manage the orderly liquidation of the Registrant's assets. During the coming weeks, management will cooperate with its secured creditors in attempting to liquidate the assets of the Registrant and satisfy the Registrant's liabilities.

         On August 18, 2000, Arthur Andersen LLP resigned as the Registrant's independent accountant. Because of the short period of time between the resignation and the due date of this report and the inability of the Registrant to pay another accounting firm to review the financial statements, the financial statements filed in this report have not been reviewed by an independent accountant.

4.       Debt

         On June 21, 1999, the Registrant and LaSalle Business Credit, Inc. ("LBCI") closed on a $6,000,000 credit facility which included a $1,700,000 term loan on equipment, a $3,800,000 revolving credit facility on eligible inventories and eligible accounts receivable and a $500,000 capital expenditure loan. The LBCI credit facility had an interest rate of prime plus 2.25% for the term loan and capital expenditure loan and prime plus 2.0% for the revolving loan.
         At July 2, 2000, the Registrant was not in compliance with several financial covenants in its credit agreements with Carolina First bank. Due to financial accounting rules changes relating to the classification of long-term debt where the debt contains a subjective acceleration clause and a lock box arrangement, the Registrant was not in compliance with the Carolina First financial covenants related to working capital and the current ratio and the financial covenants related to net worth and the leverage ratio. In addition, the Registrant was not in compliance with the Carolina First financial covenant related to taxes and liens. Since April 1, 2000 the Registrant has been unable to make loan payments to Carolina First Bank. Due to a $250,000 Payment Reserve Fund deposited with the bank at the time of the March 27, 1995 financing, which has covered the Registrant's loan payments during this period, the bank has not accelerated its loan to the Registrant.

         At July 2, 2000, the Registrant's borrowing against its $6,000,000 LBCI credit facility was $3,648,000, including $2,171,000 of borrowing against the LBCI revolving credit facility. Total bank debt at July 2, 2000 was $5,043,000.

         Several Events of Default have occurred under the Loan and Security Agreement with LBCI. LBCI has agreed to a temporary forbearance from exercising its rights and remedies with respect to such Events of Default, but nothing prohibits it from exercising such rights and remedies at anytime in the future.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Registrant and London International Group, Inc. ("LIG") were parties to a Second Option Agreement dated May 31, 1999 pursuant to which LIG purchased from the Registrant an option to purchase substantially all the assets of the Registrant ("Second Option") at a purchase price of $6,071,708 (subject to certain adjustments). Seton-Scholl London International, plc ("SSLI"), the successor to LIG did not exercise the Second Option. The Second Option expired on May 18, 2000.

         The Registrant's financial condition has continued to decline since LIG (now SSLI) declined to exercise the Second Option. Because the Registrant is not able to generate cash flow sufficient to pay its debts and obligations and continue as a going concern, on August 21, 2000 it will file a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of South Carolina, Columbia Division. The Registrant will also file with the court a plan of liquidation which details how the Registrant hopes to liquidate its assets and satisfy its creditors. The Registrant plans to cease all operations on August 18, 2000, and all employees will be terminated except for certain employees needed to manage the orderly liquidation of the Registrant's assets. During the coming weeks, management will cooperate with its secured creditors in attempting to liquidate the assets of the Registrant and satisfy the Registrant's liabilities.

         On August 18, 2000, Arthur Andersen LLP resigned as the Registrant's independent accountant. Because of the short period of time between the resignation and the due date of this report and the inability of the Registrant to pay another accounting firm to review the financial statements, the financial statements filed in this report have not been reviewed by an independent accountant.

OPERATIONS

         Net sales for the quarter ended July 2, 2000 were $2,724,000, down $1,021,000 or 27.2% as compared with the second quarter of 1999. Net sales for the second quarter were down $187,000, or 6.9% as compared with the first quarter of 2000. Latex glove sales, which represent 17% of the Registrant's total glove sales, were down $287,000, or 38.6%, as compared with the prior year second quarter. The decrease in latex glove sales was broad in nature but reflects substantially reduced sales to the US Government and related agencies. The U.S. Government is sourcing more non-natural rubber latex gloves, such as nitrile examination gloves and less natural rubber gloves. The Registrant has received its FDA approval to market its nitrile examination glove to the medical market but is without financial resources to do so. Second quarter 2000 latex glove sales were 15.7% greater than in the first quarter of 2000 but the Registrant feels the increase, mostly in the industrial sector, does not foreshadow a change in the trend away from natural rubber latex gloves. Vinyl glove sales, 69% of total glove sales, in the second quarter of 2000 were approximately $1,870,000, down 16.7% from the prior year's similar quarter. The decline in vinyl glove sales was broad in nature. The Registrant feels that worldwide competition in the commodity type non-reusable glove market restricts its ability to compete pricewise.

         Second quarter 2000 sales of nitrile gloves, 14% of total glove sales, were $377,000, 49.7% less than the prior year similar quarter sales. Nitrile gloves manufactured for LIG were 52% less than in the prior year second quarter, reflecting LIG's decision to not exercise the Second Option. Non-LIG nitrile glove sales were down 42%, reflecting that Asian nitrile glove selling prices were below the Registrant's cost to manufacture.

         Through the first six months of 2000, net sales were approximately $5,635,000, 22% less than for the similar six-month period of 1999. Latex glove sales in the current year six-month period were down 49.3%, vinyl glove sales were down 11.4% and nitrile glove sales were down 21.6% as compared with the first six months of 1999.

         Purchasing agents of the Registrant's customers continue to be under substantial pressure to reduce unit purchase costs. The Registrant is unable to implement significant cost reduction through automation and it has not been able to grow or maintain market share based on superior quality and service, as it had in the past. Buyers demand price reductions and with Asian low price imports available in many product lines, US manufacturers are expected to offer price reductions. Simultaneously with selling price downward pressure, the Registrant has incurred substantial energy and raw material cost increases.

         Selling and administrative ("S&A") expenses continue to be carefully controlled and were $343,000 during the second quarter of 2000 and $676,000 during the first six months of 2000, 12.6% and 12.0% of sales respectively. S&A expenses were down $40,000 in the second quarter and $144,000 for the first six months of 2000 as compared with the similar prior year periods. Selling expense continues to be below expenditures for the prior year and is just 2.5% of sales in the current year and 3.3% in the first half of year 2000. On a continuing basis, fewer sales have been made by commission representatives than by the Registrant's direct selling.

         The Registrant had a $147,000 loss on operations in the second quarter of 2000 versus $17,000 of income from operations in the second quarter of 1999. The loss on operations was $182,000 for the six months of 2000 as compared with $69,000 income from operations for the prior year first six months. The decrease is attributable to a decline in the net sales and an increase in cost of goods sold. Cost of goods sold, as a percentage of net sales, was 93% in the second quarter of 2000 as compared with 89% in the second quarter of 1999. The Registrant has experienced additional raw material and energy price increases during the second quarter of 2000. The Registrant cannot pass the cost increases to its customers. Natural gas costs during June 2000 were the highest of the year and relief is not in sight. The increase in unit cost for natural gas was nearly 100% over gas costs in the prior year similar quarter.

         The Registrant had a net loss of approximately $85,000 in the second quarter of 2000 as compared with net income of $56,000 in the second quarter of 1999. The 2000 second quarter results include $240,000 of income and $33,000 of expense resulting from the expiration on May 18, 2000 of the LIG Second Option Agreement and $154,000 of interest expense. The 1999 second quarter results include $407,000 of income ($508,000 deferred income less $101,000 deferred expenses) resulting from the expiration on April 28, 1999 of the initial LIG Option Agreement, $222,000 of expense related to replacing the CIT Group/Credit Finance ("CIT") credit facility with a credit facility from LaSalle Business Credit, Inc. ("LBCI") and $147,000 of interest expense. The Registrant had a net loss of $261,000 in the first half of 2000 as compared with a net income of $5,000 in the first half of 1999. Current year six month results include $240,000 of income and $33,000 of expense resulting from the expiration, on May 18, 2000, of the LIG Second Option Agreement and $301,000 of interest expense. The 1999 first six months results included $407,000 of income resulting from the expiration, on April 28, 1999, of the LIG Option Agreement, $222,000 of expense related to replacing the CIT Group/Credit Finance credit facility with a credit facility from LaSalle Business Credit, Inc. ("LBCI"), and $286,000 in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended July 2, 2000, the Registrant's operations provided $191,000 of cash compared with $550,000 of cash used in the prior year second quarter. Capital expenditures were $3,000 in the second quarter of 2000. Accounts payable and accrued expenses decreased $547,000 in the second quarter of 2000 as compared with an increase of $265,000 in the second quarter of 1999. The sum of inventories, accounts receivable and prepayments decreased $847,000 in the second quarter of 2000 as compared with an increase of $544,000 in the similar quarter of 1999. The decrease in accounts receivable in the current year second quarter is in line with the decrease in sales for the quarter. Inventories were reduced to generate cash for operations. Prior year results reflected accounts receivable which resulted from a run of 8 million nitrile gloves made and shipped to LIG late in the second quarter of 1999.

         Through two quarters of 2000, the Registrant's operations have used $120,000 of cash as compared with $114,000 of cash provided by operations through the first half of 1999.

         At July 2, 2000, the Registrant's borrowing against its $6,000,000 LBCI line of credit facility was $3,648,000, including $2,171,000 of borrowing against the LBCI $3,800,000 revolving loan. Total bank debt at July 2, 2000 was $5,044,000 versus $4,920,000 at December 31, 1999.

         At July 2, 2000, the Registrant was not in compliance with several financial covenants in its credit agreements with Carolina First bank. Due to financial accounting rules changes relating to the classification of long-term debt where the debt contains a subjective acceleration clause and a lock box arrangement, the Registrant was not in compliance with the Carolina First financial covenants related to working capital and the current ratio and the financial covenants related to net worth and the leverage ratio. In addition, the Registrant was not in compliance with the Carolina First financial covenant related to taxes and liens. Since April 1, 2000 the Registrant has been unable to make loan payments to Carolina First Bank. Due to a $250,000 Payment Reserve Fund deposited with the bank at the time of the March 27, 1995 financing, which has covered the Registrant's loan payments during this period, the bank has not accelerated its loan to the Registrant.

         During the second quarter of 2000, the Registrant was not in compliance with certain loan covenants in its credit agreements with LBCI. Both the consolidated interest coverage ratio and the minimum consolidated earnings before interest, taxes, depreciation and amortizations ("EBITDA") covenants were out of compliance at July 2, 2000 and continue to be out of compliance at the filing of this form 10-QSB with the Securities and Exchange Commission. LBCI, on May 16, 2000, gave notice of default to the Registrant and the two are cooperating in the filing of a petition by the Registrant under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of South Carolina, Columbia Division. See Item 5 of this report.

         The Registrant's creditors include not only its banks, LBCI and Carolina First Bank, which are currently owed approximately $5,082,000 including accrued interest at July 2, 2000, but also LIG (now SSLI), a number of trade creditors, Williamsburg County, South Carolina for past property taxes, other unsecured creditors and unpaid allowed class one claims from the Registrant's 1994 Plan of Reorganization in its earlier bankruptcy. Non-bank debt at July 2, 2000, in the aggregate, was approximately $2,773,000.

         Since the Registrant will cease operations on August 18, 2000, management will focus its efforts on liquidating the assets of The Registrant with the hope that proceeds of the liquidation will be sufficient to satisfy obligations owed to creditors. There is no assurance that, upon liquidation of the assets of the Registrant, creditors will be paid in full. In addition, it is not likely that shareholders of the Registrant will receive any final distributions upon the Registrant's liquidation. As discussed elsewhere in this Form 10-QSB, the Registrant will file for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments during the quarter ended July 2, 2000 in any of the litigation previously reported by the Registrant, except that Owens & Minor, Inc. has stipulated to a dismissal of its cross-complaint against the Registrant in the lawsuit styled Wendy Smith v. Baxter Healthcare, et al.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the second quarter of 2000, the Registrant was not in compliance with certain loan covenants in its credit agreements with LaSalle Business Credit, Inc. ("LBCI"). Both the consolidated interest coverage ratio and the minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) covenants were out of compliance at July 2, 2000 and continue to be out of compliance at the time of this filing. The Registrant's non-compliance with these covenants is an event of default under its Loan Agreement with LBCI. On May 16, 2000, LBCI gave written notice of default to the Registrant. LBCI and the Registrant are presently cooperating in the filing by the Registrant on August 21, 2000 of a petition under Chapter 11 of the U.S. Bankruptcy Code.

At July 2, 2000 the Registrant was not in compliance with several financial covenants in its real estate loan agreement with Carolina First Bank. Further, since July 2, 2000 the Registrant has been unable to make its loan payments to Carolina First. However, due to a $250,000 payment reserve fund deposited with Carolina First at the time of this financing on March 27, 1995, Carolina First has not accelerated its loan to the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5. OTHER INFORMATION.

(a) On August 21, 2000, the Registrant will file a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of South Carolina captioned In re Phoenix Medical Technology, Inc., Case No. 00-07253 - W. The Registrant will be a debtor in possession under the United States Bankruptcy Code.

(b) On August 18, 2000, Arthur Andersen LLP resigned as the Registrant's independent accountants. Because of the short period of time between the resignation and the due date of this report and the inability of the Registrant to pay another accounting firm to review the financial statements, the financial statements filed in this report have not been reviewed by an independent accountant. A copy of Arthur Andersen LLP's resignation letter is included as
Exhibit 99 to this report.

         During the Registrant's two most recent fiscal years ended December 31, 1999 and December 31, 1998 there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         Because Arthur Andersen resigned, rather than being dismissed by the Registrant, neither the Registrant's Audit Committee or Board of Directors recommended or approved of a change in the Registrant's independent auditors.

         Arthur Andersen LLP's reports on the financial statements of the company for the years ended December 31, 1998 and December 31, 1999 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles; however, the report for the years ended December 31, 1999 and 1998 did contain an explanatory paragraph as to the Company's ability to continue as a "going concern" as follows:

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

         The Registrant has provided Arthur Andersen LLP with a copy of this
Item 5(b) prior to its filing with the Securities and Exchange Commission. A letter from Arthur Andersen LLP addressed to the Securities and Exchange Commission indicating its agreement with the statements made by the Registrant in this Item 5(b) is filed herewith as Exhibit 16 to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 16, Letter from Arthur Andersen LLP regarding Item 5(b)

         Exhibit 27, Financial Data Schedule, filed in electronic format only

         Exhibit 99, Resignation Letter of Arthur Andersen LLP

(b) The Registrant filed no reports on Form 8-K during the quarterly period ended July 2, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHOENIX MEDICAL TECHNOLOGY, INC.


                                        By: /s/ Edward W. Gallaher, Sr.
                                           -------------------------------
                                           Edward W. Gallaher, Sr.
                                           President and Treasurer


                                        By: /s/ Delores P. Williams
                                           -------------------------------
                                            Delores P. Williams
                                            Controller


DATE:  August 18, 2000
       ---------------